Form 10QSB
period 2000-06-30
AMG OIL LTD
filed 2000-08-14
CIK 1109504

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                               000-30087
                         Commission file number



                              AMG OIL LTD.
   (Exact name of Small Business Issuer as Specified in its Charter)


State of  Nevada                             NA
(State or other jurisdiction                 (I.R.S. Employer
of Incorporation or Organization)            or Identification Number)



                     Suite 700, 700 - 6th Avenue,
                          Calgary, AB, T2P-0T8
                (Address of Principal Executive Offices)



                             (403) 531-9718
            (Issuer's Telephone Number, including Area Code)



State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 19,200,000 outstanding as of August 4, 2000

Transitional Small Business Disclosure Format (check one):
     Yes [  ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets

                              June 30,       June 30,       September 30,
                              2000           1999           1999
                              (Unaudited -   (Unaudited -
                              Prepared       Prepared
                              by Management) by Management)
Assets
Current
Cash                          $   101,281    $   271,513    $   258,129
Accounts receivable                   441            157             92
Marketable securities              23,026         41,288         42,876
Prepaid expenses                    4,397             -              -
                              -----------    -----------    -----------
                                  129,145        312,958        301,097
Investments                        10,000         10,000         10,000
Fixed assets, net of
 accumulated depreciation           5,271             -              -
Oil and gas property            1,273,617        955,793        962,554
                              -----------    -----------    -----------
Total Assets                  $ 1,418,033    $ 1,278,751    $ 1,273,651
                              ===========    ===========    ===========
Liabilities
Current
Accounts payable and
 accrued liabilities          $    26,382    $     3,500          6,072
Due to related parties             15,977          6,642             -
                              -----------    -----------    -----------
Total Liabilities                  42,359         10,142          6,072
                              -----------    -----------    -----------
Commitments and Contingencies

Stockholders' Equity

Common stock, $0.00001 par
 value; 100,000,000 shares
 authorized; (June 30, 2000:
 19,200,000 shares) (June 30,
 1999 and September 30, 1999:
 14,200,000 shares)                   192            142            142
Additional paid-in capital      1,965,683      1,530,858      1,530,858
Deferred compensation            (183,023)            -              -
Deficit accumulated during
 the development stage           (407,178)      (262,391)      (263,421)
                              -----------    -----------    -----------
Total Stockholders' Equity      1,375,674      1,268,609      1,267,579
                              -----------    -----------    -----------
Total Liabilities and
 Stockholders' Equity         $ 1,418,033    $ 1,278,751    $ 1,273,651
                              ===========    ===========    ===========

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)

                                                                    Cumulative
                                                                    From
                        Quarter   Quarter   Nine Months Nine Months Inception
                        Ended     Ended     Ended       Ended       on February
                        June 30,  June 30,  June 30,    June 30,    20, 1997 to
                        2000      1999      2000        1999        06/30/00

Revenues

Interest income          $   1,853 $  2,424  $    7,706  $   8,151   $   36,437
                         --------- --------  ----------  ---------   ----------
Expenses

General and administrative  76,442     (880)    129,761     38,012      219,660
Amortization of deferred
  compensation               1,852       -        1,852         -         1,852
Loss on sale of marketable
  securities                    -        -           -      16,135       16,135
Write-down of marketable
  securities                 7,146    8,851      19,850     50,139      212,747
Write-down of oil and gas
  property                      -        -           -          -           160
                         --------- --------  ----------  ---------   ----------
                            85,440    7,971     151,463    104,286      450,554
                         --------- --------  ----------  ---------   ----------
                           (83,587)  (5,547)   (143,757)   (96,135)    (414,117)

Gain on sale of oil and gas
 property                       -         -           -          -        6,939
                         ---------  --------  ----------  ---------  ----------
Net loss for the period  $ (83,587) $ (5,547) $ (143,757) $ (96,135) $ (407,178)
                         =========  ========  ==========  =========  ==========
Basic and diluted loss
 per share               $   (0.00) $  (0.00) $    (0.01) $   (0.01) $    (0.04)
                         =========  ========  ==========  =========  ==========

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Cash Flows
(Unaudited - Prepared by Management)

                                                            Cumulative
                                                            from Inception
                              Nine Months    Nine Months    on February 20,
                              Ended          Ended          1997 to
                              June 30, 2000  June 30, 1999  June 30, 2000
Operating Activities
Net loss for the period       $ (143,757)    $ (96,135)     $ (407,178)
Adjustments to reconcile net
 loss to cash applied to
 operating activities:
 Depreciation                        220            -              220
 Amortization of deferred
  compensation                     1,852            -            1,852
 Loss on sale of marketable
  securities                          -         16,135          16,135
 Write-down of marketable
  securities                      19,850        50,139         212,747
 Write-down of oil and
  gas property                        -             -              160
 Gain on sale of oil and
  gas property                        -             -           (6,939)
Changes in non-cash working
 capital:
 Accounts receivable                (349)          760            (441)
 Prepaid expenses                 (4,397)           -           (4,397)
 Accounts payable and
  accrued liabilities             20,310        (2,238)         26,382
 Due to related parties           15,977         6,642          15,977
                              ----------     ---------      ----------
Net cash used in
 operating activities            (90,294)      (24,697)       (145,482)
                              ----------     ---------      ----------
Financing Activities
Common shares issued for cash    250,000       600,000       1,781,000
                              ----------     ---------      ----------
Net cash provided by
 financing activities            250,000       600,000       1,781,000
                              ----------     ---------      ----------
Investing Activities
Purchase of fixed assets          (5,491)           -           (5,491)
Purchase of marketable
 securities                           -             -         (324,856)
Proceeds from sale of
 marketable securities                -         72,948          72,948
Oil and gas exploration
 expenditures                   (311,063)     (532,486)     (1,276,838)
                              ----------     ---------      ----------
Net cash used in investing
 activities                     (316,554)     (459,538)     (1,534,237)
                              ----------     ---------      ----------
Net increase (decrease) in
 cash during the period         (156,848)      115,765         101,281
Cash position - Beginning
 of period                       258,129       155,748              -
                              ----------     ---------      ----------
Cash position - End
 of period                    $  101,281     $ 271,513      $  101,281
                              ==========     =========      ==========

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statement of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
For the Nine Months Ended June 30, 2000

                                                          Deficit
                                                          Accumulated Total
                                     Additional Deferred  During the  Stock-
                      Common Stock   Paid-in    Compen-   Development holders'
                   Shares     Amount Capital    sation    Stage       Equity

Balance at
September 30, 1999 14,200,000 $142   $1,530,858 $      -  $(263,421) $1,267,579

Common stock issued
 for cash at $0.05
 per share          5,000,000   50      249,950                         250,000
Deferred compensation
 related to stock
 options                                184,875  (183,023)                1,852
Net loss during
 the period                                                (143,757)   (143,757)
                   ---------- ----   ---------- ---------  --------- -----------
Balance at
 June 30, 2000     19,200,000 $192   $1,965,683 $(183,023) $(407,178) $1,375,674
                   ========== ====   ========== =========  =========  ==========

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
For the Nine Months Ended June 30, 2000

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company was incorporated under the laws of the State of Nevada as Trans New Zealand Oil Company on February 20, 1997. The Company's name was subsequently changed to AMG Oil Ltd. on July 27, 1998. The business of the Company is the acquisition and exploration of oil and gas properties.

The Company is a development stage enterprise and is required to identify that these consolidated financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7. However, the Company is primarily engaged in the exploration of PEP 38256, its only oil and gas property, and is not engaged in the development of PEP 38256, as that term is defined in the oil and gas industry.

The unaudited consolidated financial statements of the Company reflect, in the opinion of management, all adjustments, consisting only of normal and recurring adjustments, necessary to present fairly the Company's consolidated financial position as at June 30, 2000 and 1999 and the consolidated results of operations and cash flows for the three-month and nine-month periods ended June 30, 2000 and 1999. These financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures required for financial statements prepared in conformity with generally accepted accounting principles. Interim period results are not necessarily indicative of results of operations or cash flows for a full year.

These financial statements and the notes thereto should be read in conjunction with the Company's Form 10-SB for the year ended September 30, 1999, including the consolidated financial statements and notes thereto.

The Company has yet to determine whether PEP 38256 contains oil and gas reserves that are economically recoverable. Further, there can be no assurance that the Company will ever discover commercial quantities of oil and gas or obtain proved reserves. The recoverability of the amounts capitalized for oil and gas property is dependent upon the completion of exploration work, the discovery of oil and gas reserves in commercial quantities and the subsequent development of such reserves.

The Company does not generate sufficient cash flow from operations to fund its entire exploration activities and has therefore relied principally upon the issuance of securities for financing. The Company intends to continue relying upon the issuance of securities to finance its operations and exploration activities to the extent such measures are available and obtainable under terms acceptable to the Company. Accordingly, the Company's consolidated financial statements are presented on a going concern basis.

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
For the Nine Months Ended June 30, 2000

NOTE 2 - MARKETABLE SECURITIES

Marketable securities comprise of 79,400 common shares of Trans-Orient Petroleum Ltd. acquired at a cost of $235,773 and recorded at an estimated market value of $23,026.

NOTE 3 - OIL AND GAS PROPERTY

PEP 38256

The Company has a 30% interest in Petroleum Exploration Permit 38256 ("PEP 38256"). The other participant in PEP 38256 is Indo-Pacific Energy Ltd. ("Indo-Pacific") (70%), as the operator. In June 2000, the Company exercised its option to earn a further 50% interest in PEP 38256 by committing to fund the costs of drilling and testing two exploration wells.

PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years. The participants are required to relinquish at least one-half of the original area by August 25, 2000 and a further one-half of the remaining area upon extension of PEP 38256 for a further five years. The participants can apply for extensions or reductions of the committed work program for PEP 38256 under certain circumstances. Any production permits granted will be for a term of up to 40 years from the date of issue. The New Zealand government has reserved a royalty of the greater of 5% of net sales revenue or 20% of accounting profits from the sale of petroleum products.

As at June 30, 2000, PEP 38256 is in good standing with respect to its work commitments. The participants must drill one exploration well by August 25, 2000, estimated to cost $1,013,000, to fulfill the remaining requirements under PEP 38256. A second exploration well is estimated to cost $778,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine month period ended June 30, 2000, the Company issued 5,000,000 units to Trans-Orient Petroleum Ltd. ("Trans-Orient"), a public company with directors, officers and/or principal shareholders in common with the Company, at a price of $0.05 per unit for total proceeds of $250,000. At June 30, 2000, Trans-Orient beneficially held 8,200,000 shares of the Company, representing 42.7% of the issued and outstanding number of shares, and held stock options and share purchase warrants to purchase a further 5,800,000 shares.

During the nine month period ended June 30, 2000, the Company incurred $35,335 of mainly general and administrative costs through DLJ Management Corp. ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. At June 30, 2000, the Company has a retainer balance of $296 paid to DLJ.

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
For the Nine Months Ended June 30, 2000

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company participates in oil and gas exploration and development activities as a joint venture partner with a related party and is contractually committed under agreements to complete certain exploration programs. The Company's management estimates that the total commitments under various agreements are approximately $1,800,000 relating to the completion of the first and second exploration wells in PEP 38256.

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations, nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

NOTE 6 - STOCKHOLDERS' EQUITY

During the nine months ended June 30, 2000, the Company issued 5,000,000 units to Trans-Orient at a price of $0.05 per unit for total proceeds of $250,000. Each unit consists of one share of common stock of the Company and one share purchase warrant to purchase an additional share exercisable at a price of $1.00 until April 10, 2005.

During the nine months ended June 30, 2000, the Company granted stock options to purchase a total of 217,500 shares of the Company at a price of $1.50 per share resulting in an aggregate deferred compensation cost of $184,875. This amount represents the difference between the exercise price and the quoted market price of the Company's common stock at the date of grant. The amortization of deferred compensation is charged to operations over the three-year vesting period of the stock options.

The following stock options to purchase shares of the Company are outstanding at June 30, 2000:

          Number         Price          Expiry
          Of Shares      per Share      Date

            800,000      $ 0.50         July 31, 2000
            217,000      $ 1.50         June 20, 2005
          ---------
          1,017,500
          =========

On July 28, 2000, stock options to purchase 800,000 shares of Company at a price of $0.50 per share expiring on July 31, 2000 were extended to December 31, 2000.

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
For the Nine Months Ended June 30, 2000

NOTE 6 - STOCKHOLDERS'S EQUITY (Continued)

The following share purchase warrants to purchase shares of the Company are outstanding at June 30, 2000:

          Number         Price          Expiry
          Of Shares      per Share      Date

          5,000,000      $ 1.00         April 10, 2005
          =========

NOTE 7 - LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share calculations for the quarter and for the nine months ended June 30, 2000 and 1999:

                    Quarter        Quarter   Nine Months    Nine Months
                    Ended          Ended     Ended          Ended
                    06/30/00       06/30/99  06/30/00       06/30/99

Numerator, net loss
 for the period     $ (83,587)     $ (5,547) $ (143,757)    $ (96,135)
                    ---------      --------  ----------     ---------
Denominator:
Weighted-average
 number of shares
 Outstanding        18,705,495   14,200,000  15,696,350     13,465,934
                    ----------   ----------  ----------     ----------
Basic and diluted
 loss per share     $    (0.00)  $    (0.00) $    (0.01)    $    (0.01)
                    ==========   ==========  ==========     ==========

Stock options and share purchase warrants outstanding were not included in the computation of diluted loss per share as such inclusion would be anti-dilutive, due to net losses incurred for all periods presented.

ITEM 2.   MANAGEMENT DISCUSSION AND PLAN OF OPERATION

The Registrant has been principally involved, during the past two years, in the acquisition, interpretation and mapping of seismic on New Zealand's onshore petroleum exploration permit PEP 38256, in which it holds a 30% participating interest; and hence has not yet received revenues from operations, profitability or break-even cash flow.

As a result of the Registrant's past seismic programs, two main drilling targets have been identified on PEP 38256. The first is the Arcadia Prospect, which is a "pop-up" anticline covering an area of over 15,000 acres. The second target is the Ealing Prospect, which is a fault and paleo-drape structure covering an area of approximately 25,000 acres. Several other structures have also been identified, which will form obvious follow-on exploration targets in the event that any success is achieved in either of the Ealing or Arcadia Prospects.

On June 20, 2000 the Registrant exercised a drilling option it held on the property. By exercising the drilling option the Registrant may earn an additional 50% interest in the permit, thereby increasing the Registrant's ownership interest in the permit to 80%; while in exchange the Registrant is responsible for paying the entire costs of drilling two exploration wells. The costs to drill the two wells is budgeted at approximately $2,000,000, of which the Registrant is responsible to pay the entire amount according to the terms of the drilling option.

The plan of operations for the next 12 months is to drill two exploration wells within PEP 38256 permit, with the first well scheduled to proceed in September 2000. The first well is planned to be drilled on the Arcadia Prospect. The second well is planned to be drilled on the Ealing Prospect, immediately after completion of the first well. Under the terms on which the New Zealand government granted the permit, the participants must drill an exploration well to the lesser of 1,200 metres or economic basement by August 25, 2000. The first planned well will meet this obligation of the permit, provided it proceeds in the specified 3rd quarter / early 4th quarter time frame. The Registrant will analyze the results from electric logging of the wells in order to determine whether flow testing of either well is justified. Future work in the permit will depend on the outcome of this drilling program.

The $2,000,000 budgeted cost to drill and test the two wells consists of the following items and their related costs:

          Item Description                   Estimated Cost

     1.   Permitting, planning and
          site preparation                        $  300,000
     2.   Drilling and logging                    $1,200,000
     3.   Testing and completion                  $  500,000

Management utilizes a range of industry professionals on a consultant basis to provide various project services, and does not expect any significant increases in the number of employees in the near future.

For a discussion of how long the Registrant can fulfill its cash requirements and how it will raise additional capital in the near future, see the section entitled "Liquidity and Capital Resources" below.

Results of Operations

Comparison of the nine months ended June 30, 2000 with the nine months ended June 30, 1999

During the nine-month period ending June 30, 2000 the Registrant did not receive any revenue from operations, nor did the Registrant receive any revenue from operations during the same period last year. The Registrant did receive $7,706 in interest income from cash on deposit during the nine months ending June 30, 2000 while during the same period last year the interest income received by the Registrant was $8,151.

Total general and administrative costs and expenses were $129,761 in the nine month period ending June 30, 2000 compared to $38,012 in the prior year period. The increase largely reflects the fees charged for the development and dissemination of the Registrant's web site ($26,127.43) and corporate information packages ($41,282.46).

During the nine month period ending June 30, 2000 the Registrant expended $311,063 in capital on exploration activities within PEP 38256 as compared to $532,486 during the same period last year. The reduction is due to the fact that during the nine month period ending June 30, 2000 the exploration activities have largely consisted of interpretation and mapping of a large amount seismic which was acquired during last year.

Liquidity and Capital Resources - At June 30, 2000, current assets totaled $129,145 compared to $312,958 at the end of the comparable period last year. The decrease in current assets is largely attributable to a decrease in cash on hand. At June 30, 2000 the Registrant's current assets consisted of $101,281 in cash, $441 in accounts receivable, $4,558 in prepaid expenses and $23,026 in marketable securities. Current liabilities at June 30, 2000 were $42,359 compared to $10,142 at the end of the comparable period last year. Cash on hand and short term investments are currently the Registrant's only sources of liquidity. The Registrant does not have any lending arrangements in place with banking or financial institutions and does not anticipate that it will secure such funding arrangements in the near future. Net cash used by operating activities during the nine months ended June 30, 2000 was $90,294 as compared to $24,697 for the same period last year. The increase in net cash used by operating activities is largely due to the increased general and administrative expenses incurred during the nine months ending June 30, 2000 over the same period last year. Net cash used by investing activities consisted of $311,063 used for acquisition, analysis and mapping of seismic and a further $5,491 spent on the acquisition of fixed assets. Net cash provided by financing activities was $250,000 derived from a private placement of restricted securities.

Prior to September 2000, the Registrant is required to spend approximately $2,000,000 in order to drill, and if appropriate test, two exploration wells on PEP 38256. Failure to fund the drilling of the two exploration wells could result in the Registrant being required to give up its interest in PEP 38256 and thereby cease its normal operations. The Registrant does not at this time have sufficient capital to fund the $2,000,000 drilling expense but is in the process of seeking further capital funding or farming out an interest in the permit to a third party in exchange for the third party paying for some or all of the costs related to drilling the two wells. At the date of this report, the Registrant does not have any executed commitments from outside sources for the necessary capital nor has the Registrant executed any farm out agreements. Management expects that the Registrant will have to secure sufficient funds by September 2000 in order to be able to carry out the planned drilling program.

Unless further sources of funding are secured to fund operations, the Registrant will be unable to carry on normal operations past September 2000. To the extent that the Registrant requires additional funds to support its operations or the expansion of its business, the Registrant may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to the Registrant 's shareholders. There can be no assurance that additional financing, if required, will be available to the Registrant in amounts or on terms acceptable to the Registrant.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that the Registrant expects, believes or anticipates will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates and other such matters are forward-looking statements. Although the Registrant believes the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of its knowledge of its business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements.

Factors that could cause actual results to differ materially from those in forward-looking statements include: oil and gas prices; exploitation and exploration successes; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities (or lack thereof); changes in laws or regulations; risk factors listed from time to time in the Registrant's reports filed with the Securities and Exchange Commission; and other factors.

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On April 10, 2000 the Registrant issued 5,000,000 units in a non-brokered private placement to Trans-Orient Petroleum Ltd. for total proceeds of $250,000. Each Unit consists of one share of common stock and one warrant to purchase an additional common share at any time until April 10, 2005 at a price of $1.00 per share. The issuance was made pursuant to Regulation S (rules 901 to 905) promulgated under the 1933 Securities Act. Trans-Orient Petroleum Ltd. is a Yukon incorporated company public company with a registered office in British Columbia.

On June 20, 2000 the Registrant issued options under its Non-Qualified Option Plan to directors, officers and consultants who provide services to the Registrant permitting them to acquire a total of 217,500 common shares of the Registrant. The options expire on June 20, 2005 and have an exercise price of $1.50 per share. The options are subject to vesting provisions whereby 1/6 of the total amount granted to the respective option holder vests every six months and to resale restrictions whereby a maximum of 25% of the vested amount can be sold in any 30-day period. The issuance of options was made pursuant to Regulation S (rules 901 to 905) promulgated under the 1933 Securities Act. All of the recipients of the options are non-residents of the United States.

Item 3. Defaults Upon Senior Securities

None

Item 4 Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

On June 20, 2000, the Registrant exercised its drilling option in PEP 38256, which will increase the Registrant's interest in the project from 30% to 80% upon the Registrant satisfying certain funding commitments with respect to all costs associated with the drilling and testing of two exploration wells within PEP 38256.

The drilling program is scheduled to commence in September, with the first well being on the Arcadia prospect, and the Ealing well to be drilled immediately upon completion of Arcadia. Both wells are planned to be drilled to approximately 6,000 feet depth, and each will have the Homebush Sandstones as their major target, with several secondary targets both above and below the Homebush Sandstones.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.    Exhibit Description Page No

27.1           Financial Data Schedule

The following documents are herein incorporated by reference from the Company's Form 10-SB Registration Statement SEC File #000-30087 as filed with the SEC on March 24, 2000:

99.1           PEP 38256 Option Agreement dated June 25, 1998

99.2 Amending Agreement #1, Amendment #2 and Amendment Agreement #3 to PEP 38256 Option Agreement dated December 3, 1998, October 26, 1999 and February 23, 2000
(b) Reports on Form 8-K.

On July 15, 2000 the Registrant filed a Form 8-K to disclose the
Registrant's exercise of a drilling option on June 20, 2000 to earn a further 50% interest in PEP 38256 by committing to fund the costs of drilling and testing two exploration wells.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMG Oil Ltd.
                                   (Registrant)


Dated: August 10, 2000             By:  /s/ Cameron Fink
                                        Cameron Fink, President

Dated: August 10, 2000             By:  /s/ Mark Katsumata
                                        Mark Katsumata, Financial Officer