Form 10KSB
period 2000-09-30
AMG OIL LTD
filed 2000-12-22
CIK 1109504

U.S. SECURITIES AND EXCHANGE COMMISSION
                         450 Fifth Street, N.W.
                         Washington, D.C. 20549

                               FORM 10-KSB

[X] Annual Report pursuant to section 13 or 15(d) of the securities exchange act of 1934 (Fee Required) For the fiscal year ended September 30, 1999

                                    OR

[ ] Transition Report pursuant to section 13 or 15(d) of the securities exchange act of 1934 (No Fee Required)

                               AMG Oil Ltd.
               (Name of Small Business Issuer in its charter)

    STATE OF NEVADA                                         N.A.
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation)

                       Suite 700, 700 - 6th Avenue,
                           Calgary, AB, T2P-0T8
            (Address of and Zip code of Principal Executive Offices)

                              (403) 531-9718
               Issuer's telephone number, including area code

       Securities to be registered pursuant to Section 12(b) of the Act:
                                    NONE

      Securities to be registered pursuant to Section 12(g) of the Act:
                                Common Stock
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] YES   [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        [ ] YES   [X] NO

As of December 18, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,035,375 based upon a $0.15 per share trading price on that date. The registrant's revenues for its most recent fiscal year were $14,131.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Class A Common Stock 19,600,000 Shares Outstanding $.00001 par value

                        Documents Incorporated By Reference
                   Certain Exhibits indicated in response to ITEM 13

                                       PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

GLOSSARY OF INDUSTRY TERMS

     Currency and Measurement

All currency amounts in this Form 10-SB are stated in United States dollars unless otherwise indicated.

     Metric and Imperial Units

Conversion from metric units into imperial equivalents is as follows:

     Metric Units                   Imperial Units

      hectare                         2.471 acres
      meter (m)                       3.281 feet
      kilometer (km)                  0.621 miles (3,281 feet)

     Geologic Time

                                                       Number of Years
     Name of Era       Name of Period              before Present (Millions)

     Quaternary         Holocene                            0 to 0.4
                        Pleistocene                       0.4 to 1.8
     Tertiary           Pliocene                          1.8 to 5.0
                        Miocene                           5.0 to 24
                        Oligocene                          24 to 38
                        Eocene                             38 to 56
                        Paleocene                          56 to 66
     Mesozoic           Cretaceous                         66 to 140
                        Jurassic                          140 to 200
                        Triassic                          200 to 250
     Paleozoic          Permian                           250 to 290
                        Carboniferous                     290 to 365
                        Devonian                          365 to 405
                        Silurian                          405 to 425
                        Ordovician                        425 to 500
                        Cambrian                          500 to 570
     Precambrian        Precambrian                            > 570

     Other Geological Expressions

Anticline is a geologic structure in which the sedimentary strata are folded to form an arch or dome.

Appraisal Well is a well drilled after an existing discovery well to determine the extent of the resources of the field.

Basin is a segment of the crust of the Earth in which thick layers of sediments have accumulated over a long period of time.

Condensate refers to hydrocarbons associated with natural gas which are liquid under surface conditions but gaseous in a reservoir before extraction.

Depletion is the reduction in petroleum reserves due to production.

Development refers to the phase in which a proven oil or gas field is brought into production by drilling and completing production wells and the wells, in most cases, are connected to the petroleum gathering system.

Discovery is the location by drilling of a well of an accumulation of gas, condensate or oil reserves, the size of which may be estimated but not precisely quantified and which may or may not be commercially economic, depending on a number of factors.

Dry Hole is a well drilled without finding commercially economic quantities of hydrocarbons.

Exploration Well is a well drilled in a prospect without knowledge of the underlying sedimentary rock or the contents of the underlying rock.

Farm In or Farm Out refers to a common form of agreement between or among petroleum companies where the holder of the petroleum interest agrees to assign all or part of an interest in the ownership to another party that is willing to fund agreed exploration activities which may be more or less than the proportionate interest assigned to such other party.

Fault is a fracture in a rock or rock formation along which there has been an observable amount of displacement.

Field is an area that is producing, or has been proven to be capable of producing, hydrocarbons.

Formation is a reference to a group of rocks of the same age extending over a substantial area of a basin.

Frontier Exploration is exploration in an area that has seen little previous exploration but offers the potential for the discovery of large reserves of hydrocarbons.

Geology is the science relating to the history and development of the Earth.

Hydrocarbon is the general term for oil, gas, condensate and other petroleum products.

Lead is an inferred geological feature or structural pattern which on further investigation may be upgraded to a prospect.

Participating Interest or Working Interest is an equity interest, compared with a royalty interest, in an oil and gas property whereby the participating interest holder pays its proportionate or agreed percentage share of development and operating costs and receives its proportionate share of the proceeds of hydrocarbon sales after deduction of royalties due on gross income.

Pay Zone is the stratum or strata of sedimentary rock in which oil or gas is found.

Permit or License is an area that is granted for a prescribed period of time for exploration, development or production under specific contractual or legislative conditions.

Pipeline is a system of interconnected pipes that gather and transport hydrocarbons from a well or field to a processing plant or to a facility that is built to take the hydrocarbons for further transport, such as a gas liquefaction plant.

Play is a combination of geologic features that have the potential for the accumulation of hydrocarbons.

Prospect is a potential hydrocarbon trap which has been confirmed by geological and geophysical studies to warrant the drilling of an exploration well.

Reservoir is a porous and permeable sedimentary rock formation containing adequate pore space in the rock to provide storage space for oil, gas or water.

Royalty is the entitlement to a stated or determinable percentage of the proceeds received from the sale of hydrocarbons calculated as prescribed in applicable legislation or in the agreement reserving the royalty to the owner of the royalty.

Seal is an impervious sedimentary rock formation overlying a reservoir that prevents the further migration of hydrocarbons.

Seep is the natural flow of oil or gas to the Earth's surface from a formation or through cracks and faults indicating that a formation containing hydrocarbons may be located somewhere nearby.

Seismic refers to a geophysical technique using low frequency sound waves to determine the subsurface structure of sedimentary rocks.

Show is the detectable presence of hydrocarbons during the drilling of a well.

Source Rock is sedimentary rock, usually fine-grained shale rich in organic matter, the geologic conditions, including conditions of temperature, pressure and time, and history of which is favourable for the formation of hydrocarbons.

Top Seal is a rock formation through which hydrocarbons cannot move which lies above a trap and below which hydrocarbons accumulate to form a pool.

Trap is a geological structure in which hydrocarbons build up to form an oil, condensate or gas field.

(a)  Business Development

The Registrant was incorporated on February 20, 1997 under the name Trans New Zealand Oil Company by filing its Articles of Incorporation with the Secretary of State (Nevada). The Registrant changed its name to AMG Oil Ltd. on July 27, 1998. The Registrant's fiscal year end is September 30.

The Registrant's operations are conducted through its NZ Subsidiary and an exploration office in Wellington, New Zealand maintained by Indo-Pacific Energy Ltd., the operator of the Permit. The Registrant intends to participate in the exploration and, where warranted, development of its property and to investigate and to acquire interests in other oil and gas properties in the Austral-Pacific region.

The shares of the Registrant became quoted through the facilities of the Over-the-Counter Bulletin Board ("OTCBB"), United States, on May 19, 1997 where its shares continued to be quoted through that facility under the symbol "AMGO" until August 1, 1999. On August 1, 1999, the Registrant's shares discontinued from trading on the OTCBB due to the Registrant's failure to become a "Reporting Issuer" under the 1934 Exchange Act. Since August 1, 1999, the Registrant's shares continue to be quoted on the "Pink Sheets", operated by the National Quotation Bureau, under the symbol "AMGO".

At December 15, 2000, the authorized capital of the Registrant was 100,000,000 common shares with a par value of US$0.00001 per common share of which 19,600,000 common shares were outstanding (undiluted).

(b)  Business of the Issuer

AMG Oil Ltd. ("the Registrant") and its wholly-owned subsidiary, AMG Oil (NZ) Limited ("the NZ Subsidiary"), is a Calgary, Alberta, Canadian based oil and gas exploration company with a participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. Petroleum Exploration Permit 38256 is now divided into two areas: (a) the North Area which contains the Arcadia Prospect and (b) the South Area which contains the Ealing Prospect (collectively "PEP 38256" or the "Permit") (See PART I ITEM 2 - DESCRIPTION OF PROPERTY). The permit ownership interests of the Registrant and its joint venture partners in these two areas is the following:

     Company                              South Area          North Area
     -------                              ----------          ----------

     AMG Oil Ltd.                               58%               50%
     Indo-Pacific Energy Ltd.                   20%               20%
     Magellan Petroleum Australia Limited       12%
     Durum Cons. Energy Corp.                                     20%
     Orion Exploration Ltd.                     10%               10%

The assessment of the potential of this property to contain petroleum reserves involves, among other things, a consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area of the Registrant's properties. Geological conditions are, however, unpredictable. The discovery of reserves on properties adjacent to, or in the area of, properties of the Registrant is no assurance that commercially recoverable reserves of oil and gas will be discovered on the Registrant's properties.

The Registrant has received no revenue from oil & gas operations to date, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the opportunities for its interest in PEP 38256 disclosed herein. Following the drilling of the Ealing-1 and Arcadia-1 wells, the Registrant has no significant future obligations with respect to PEP 38256. However, the Registrant expects to need to place additional securities with investors in registered offerings or exempt transactions in order to raise the capital required for its future activities until such time as the Registrant can generate revenues from operations. None of the Registrant's current officers are employed directly by the Registrant and devote less than 20% of their time to the Registrant's business. All of the Registrant's officers and directors devote a significant amount of their time to other interests or competing businesses, which may be in conflict with the operations and business of the Registrant.

There is no assurance that the Registrant will earn revenue, operate profitably or provide a return on investment to its security holders. The Registrant's Activities to date have consisted primarily of efforts to raise funds, acquire an interest in PEP 38256, currently its sole exploration permit, conduct preliminary seismic and geological studies over the Permit and participate in drilling the Ealing-1 and Arcadia -1 exploration wells which occurred in the fall of 2000. Neither of these exploration wells discovered hydrocarbons. As currently structured, the Registrant proposes to derive all of its revenue from a discovery of commercial quantities of hydrocarbons in PEP 38256. By drilling the two exploration wells the Registrant and its joint venture partners have met all the work obligations under which the Permit was granted by the government of New Zealand. The Registrant and its joint venture partners are now in the process of evaluating the information gained from drilling the Arcadia-1 and Ealing-1 exploration wells in order to determine what if any future exploration programs should be conducted on the Permit. Should the Registrant and its joint venture partners decide that future exploration is warranted, a critical part of the Registrant's business plan will require it to fund its share of future seismic and drilling exploratory costs. There can be no assurance that the Registrant will be able to successfully raise the capital required, when required, to meet its proportionate costs, or that it will successful in discovering commercial quantities of hydrocarbons, or that it will have access to capital to develop a successful discovery without significant dilution or cost to the Registrant's stockholders.

New Zealand Petroleum Exploration Permits

Under the Crown Minerals Act of 1991 ("CMA"), the exploration permit grants the right to explore for hydrocarbons for a term of five years and may be extended for up to a further five (5) years over half its area on conditions the Minister of Economic Development considers appropriate. If the Registrant and its permit partners (collectively referred to as the "Holder") discover a deposit or occurrence of petroleum, and satisfies the Minister that the results of exploration justify granting a production permit, the Holder may, on application before the expiry of the exploration permit, obtain a production permit for up to 40 years for such part of the land as the deposit or occurrence relates to. Changes to the conditions prescribed in a permit may be made by application to the Minister, provided the Holder is in substantial compliance with the conditions of the Permit. The Holder is presently in compliance with the permit conditions.

PEP 38256 was originally granted on August 25, 1997. The exploration permit was issued for a term of five years. The Holder is required to relinquish at least 50% of the permit area at the end of three years or by August 25, 2000. This relinquishment has been made and approved by the Minister of Economic Development.

The Holder is required to complete a work program disclosed herein to maintain the permit in good standing.

The Permit terms consist of three schedules, which define the permit area, work program and milestones, and the royalties payable to the New Zealand government upon commercial discovery. PEP 38256 encompasses an area of 11,183 square kilometers on the western coast of the South Island of New Zealand. The activities under the work program must be completed prior to the dates specified in the second schedule in order to maintain the Permit in good standing.

The second schedule specifies that within 15 months of the commencement date of the Permit, the Holder must:

   1.   locate and analyze petroleum sweeps within the permit area;
   2. model existing gravity data and acquire new gravity data as required to provide proper control on density models derived from gravity modeling;
   3. acquire, model and interpret a minimum of 10 new magnetotelluric stations;
   4.   scan and process existing seismic data;
   5. complete surface geological work on source and other sequences as appropriate;
   6. integrate reprocessed onshore and existing offshore seismic data with wells and new seismic data acquired.

Within 24 months and 30 months respectively from the commencement date of the Permit, the Holder must additionally acquire, process and interpret 80 kilometers and 120 kilometers of new seismic data. The Holder is also required to drill one exploration well within 36 months of the commencement date to the lesser of 1200 meters, or the proposed target depth, unless geological or engineering constraints encountered during drilling render completion impractical. Concurrent with the drilling of the exploration well, the Holder must submit a work program satisfactory to the Minister of Economic Development for the remainder of the Permit term.

Non-compliance with any of the above noted requirements may result in revocation of the Permit at the sole option of the Minister of Economic Development. The Minister of Economic Development must first issue a notice of default to the Holder and the Holder has 60 days to cure the default. The Registrant its permit partners have satisfied all of the obligations of the permit by drilling the Ealing-1 and Arcadia-1 exploration wells and are, therefore, recognized by the Minister of Economic Development as being in good standing until August 25, 2002. Thereafter the Registrant and its partners have rights to retain 50% of the remaining area of the permit for a further 5 year term, under a work program yet to be defined.

A holder may also apply for an extension of time with respect to any of the second schedule requirements but the Minister of Economic Development will generally only consider delays related to local government environmental reviews and insurmountable logistics problems such as the non-availability of a suitable rig to drill at the required time.

The Permit's third schedule specifies royalties payable to the New Zealand government under the Crown Minerals Program for Petroleum of 1995. When an exploration permit is exchanged for a production permit upon a commercial discovery, the Holder is obligated to pay royalties at the higher of 5% of net sales revenues or 20% of accounting profits. The 5% royalty on net sales is payable within 30 days of the calendar quarter end. Net sales are calculated as gross sales plus hydrocarbons produced but not yet sold, less transportation, storage costs and certain other adjustments to sales. The comparison of the 5% royalty to the 20% accounting profits is calculated on an annual basis and payable 90 days subsequent to the end of the calendar year. Accounting profits is defined as the excess of net sales revenues over the total of allowable deductions. Allowable deductions are the sum of the following costs incurred in the current year less any capital proceeds received during the year;

   1.   Production costs
   2. Capital costs (exploration and development costs, permit acquisition costs and feasibility costs)
   3.   Indirect costs
   4.   Abandonment costs
   5.   Operating and capital overhead allowances
   6. Operating losses and capital costs carried forward to future reporting periods
   7.   Abandonment costs carried back to prior reporting periods

New Zealand Environmental Regulation

The Registrant's interest in PEP38256 is governed under the Resource Management Act of 1991; ("RMA") which includes lands and waters within twelve miles of coastal areas. The RMA controls users of natural and physical resources, with a view to managing resource usage in ways that will not compromise future utilization. The RMA places the emphasis on the assessment of the proposed activities' impact on the environment and sustainable management of the environment.

Under the RMA, regional and district councils govern resource management. Regional and district councils have each established their own rules and standards for environmental assessments and required degrees of consultation. These rules may limit industries to designated areas or stipulate terms related to land use or development of a natural resource, depending on the environmental or social effects. Applications, such as the Registrants application to drill within PEP38256, may require public notice and allow public involvement in the assessment process. Adverse decisions made by a regional or district council may be appealed to the Environmental Court.

Risk Factors

The common shares of the Registrant must be considered a speculative purchase due to a number of factors. Readers should carefully consider the risks described below before deciding whether to purchase the Registrant's common stock within the trading market. If the Registrant does not successfully address any of the risks described below, there could be a material adverse effect on the Registrant's business, financial condition or results of operations, and the trading price of the Registrant's common stock may decline and investors may lose all or part of their investment. The Registrant cannot assure any shareholder that it will successfully address these risks.

1. Limited History of Operations, Reliance on Expertise of Certain Persons and Substantial Other Interests

     The Registrant has a limited history of operations and the management of the Registrant and the growth of the Registrant's business depends on the continued involvement of Mr. Bennett and Mr. Cameron Fink who may not be easily replaced if either of them should leave the Registrant. The Registrant does not have employment agreements in place with Mr. Bennett or Mr. Fink nor does the Registrant carry key-person insurance for Mr. Bennett or Mr. Fink. Mr. Bennett has other business interests which results in him devoting, approximately 85% of his time to such other interests (See PART III ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS and PART III ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) while the remaining 15% of his time is devoted to the business of the Registrant. Mr. Fink has other business interests which results in him devoting, approximately 90% of his time to such other interests while the remaining 10% of his time is devoted to the business of the Registrant (See PART III ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS).

2.   Limited Financial Resources

     The Registrant has limited financial resources and will have to raise additional funds to sustain, continue and expand its business. At the end of the Registrant's last completed fiscal year, dated September 30, 2000, the Registrant had $818,958 in working capital. After paying for its share of the recent drilling costs associated with the Elaing-1 and Arcadia-1 wells, the Registrant has approximately $325,000 in working capital. The Registrant's required future expenditures for the period up to December 31, 2001 are approximately $135,000 and relate to the evaluation of the permit area following the drilling of the Ealing-1 and Arcadia-1 wells plus accounting, legal and administrative costs. The Registrant and its permit partners have recently satisfied the five year obligations under which the permit was granted by completing the Ealing-1 and Arcadia-1 explorations wells. The Registrant and its permit partners will now review and remap the permit in light of the information gained from drilling the exploration wells. After the expiry of the first term of the permit on August 25, 2002 the Registrant and its partners will have the option to retain 50% of the permit area under a new work program which had yet to be identified. As the work program has yet to be negotiated with the Government of New Zealand, the capital necessary to carry out the work program cannot be determined at this time. However, the Registrant considers it probable that any such work program will require an amount of capital that exceeds the Registrant's current working capital. It is therefore likely that the Registrant currently does not have sufficient capital to satisfy the expected expenditures, has no revenues and will rely principally on the issuance of common shares to raise funds to finance the expenditures that are expected to be incurred beyond December 31, 2001. There is no assurance that market conditions will continue to permit the Registrant to raise funds when required, and any additional equity financing could be dilutive to existing shareholders of the Registrant (See Risk Factor #14-Dilution and Low Priced Shares Eligible for Future Sales). Should the Registrant fail to raise additional capital the Registrant will be unable to carry out its plan of operations and will be forced to abandon PEP 38256, after August 25, 2002, which is currently the Registrant's sole property.

3. Consequences of Failure to Satisfy Prescribed Permit or License Terms and Conditions

     Varying circumstances, including an inadequacy in the financial resources available to the Registrant to pay for the work required by the permit terms and conditions as outlined above or, the inability of the Registrant to secure the required equipment such as a drilling rig at the time required, and or circumstances beyond the control or influence of the Registrant may result in the failure to satisfy the terms and conditions of the permit and could therefore result in the complete loss or surrender of the interest in the permit or license without compensation to the Registrant. Permit terms and conditions may, in certain cases, be renegotiated with applicable regulatory authorities, but there is no assurance that if a term or condition of the Permit that is required to be satisfied will not, or has not been met and may result in the loss of the interest in such permit or license, that such term or condition will be renegotiated with the applicable authority.

     While the Registrant and its permit partners are have met all the permit conditions up to August 25, 2002, if they decide to renew their permit over PEP 38256 a new work program will be attached to the permit. If The Registrant does not have sufficient working capital to satisfy the future work conditions of PEP 38256, the Registrant will have to raise additional working capital to fund its portion the future exploration costs. Alternatively the Registrant can reduce its costs to fund the exploration by farming out part of its interest to a third party in exchange for the third party contributing to the costs of exploration. If the permit obligations are not satisfied by the specified due dates the Registrant and its partners would be in non-compliance with the PEP 38256 permit terms. Non-compliance may result in revocation of the permit at the sole option of the Minister of Economic Development. The Minister of Economic Development must first issue a notice of default to the Holder and the Holder has 60 days to cure the default. As the interest in PEP 38256 is the sole property held by the Registrant the revocation or loss of the permit would be extremely detrimental to the Registrant's business.

4.   No Assurance of Earnings and Accumulated Losses

     The Registrant currently has no oil or gas producing properties nor has the Registrant ever generated any revenue from oil or gas sales. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the Registrant's fiscal year dated September 30, 2000, the Registrant has an accumulated deficit of $1,369,891 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. This will happen because there are expenses associated with the research and exploration of PEP 38256. The Registrant cannot guarantee that it will be successful in generating revenues in the future. A failure to generate revenues will likely cause the Registrant to go out of business.

5.   No Intention to Pay Dividends

     The Registrant has not paid any dividends to its shareholders since inception and, due to its lack of earnings, is not in a position to declare a dividend to its shareholders and even if the Registrant's business is profitable there is no assurance that the board of directors will declare dividends on the Registrant's common shares.

6.   No Known Petroleum Reserves

     The Registrant has no known hydrocarbon reserves. If the Registrant does not find a hydrocarbon reserve containing oil or gas or if the Registrant cannot develop the reserve, either because the Registrant does not have sufficient capital to do it or because it will not be economically feasible to do it, the Registrant will have to cease operations and anyone who has purchased the Registrant's shares would lose their investment.

7.   Competition with Other Companies

     Other companies with greater financial resources are in competition with the Registrant. The Registrant must compete with such companies in bidding for the acquisition of petroleum interests from various state authorities, in purchasing or leasing equipment necessary to explore for, develop and produce hydrocarbons and in obtaining the services of personnel in the exploration for, and development and production of, hydrocarbons. While the Registrant has acquired various rights to explore, there is no assurance that personnel and equipment will be available to carry out the programs planned by the Registrant.

8.   Failure to Locate Commercial Quantities of Hydrocarbons and Geological
     Risks

     There is no assurance that commercial quantities of hydrocarbons will be discovered and prices for hydrocarbons may vary, rendering any deposit discovered uneconomic. In addition, even if hydrocarbons are discovered, the costs of extraction and delivering the hydrocarbons to market may render any deposit found uneconomic. Geological conditions are variable and unpredictable. Even if production is commenced from a well, the production will inevitably decline and may be affected or terminated by changes in geological conditions that cannot be foreseen or remedied by the Registrant. The sole property owned by the Registrant is at the exploration stage and without known, commercial reserves of oil or gas.
     Oil and gas exploration and development involves a high degree of risk and few properties that are explored are ultimately developed into producing and profitable properties.

9.   Oil & Gas Price Fluctuations

     In the past few years, the price of oil & gas has been volatile. At the present time the price of oil is significantly above the long run average price; while the price of natural gas is also high. There can be no assurance that in the future prices for oil & gas production will stabilize at current rates. A general downturn in the prices of oil & gas would likely lead the Registrant to reduce its exploration efforts on PEP 38256 which in turn could lead to an abandonment of PEP 38256.

10.  Governmental Laws and Local Conditions

     Claims of aboriginal peoples in New Zealand may adversely affect the rights or operations of the Registrant. Currently the Registrant has no knowledge of any actual or potential claims with Aboriginal peoples in New Zealand with respect to PEP 38256 nor has there been any such claims initiated against the Registrant or PEP 38256 in the past. The Registrant is subject to numerous foreign governmental regulations that relate directly and indirectly to its operations (See PART I ITEM 1- New Zealand Petroleum Exploration Permits and PART I ITEM 1- New Zealand Environmental Regulation). These government regulations may impact the Registrant's operations by denying the Registrant certain permits and land use licenses that are necessary for the Registrant to continue its work program on PEP 38256. There is no assurance that the laws relating to the ownership of petroleum interests and the operation of the business of the Registrant in the jurisdictions in which it currently operates will not change in a manner that may materially and adversely affect the business of the Registrant.

     While conducting seismic exploration and exploration drilling activities, the Registrant is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. Subsequent to drilling a specific site, the Registrant will be required to conduct and pay for reclamation activities to return the site to its natural state as much as possible should the results of drilling not warrant further development of the site. In operating and owning petroleum interests, the Registrant may be liable for damages and the costs of removing hydrocarbon spills for which it is held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Registrant liable for environmental damage without regard to negligence or fault on the part of the Registrant. Such laws and regulations may expose the Registrant to liability for the conduct of, or conditions caused by, others or for acts of the Registrant that were in compliance with all applicable laws at the time such acts were performed. The application of these requirements or the adoption of new requirements could have a material adverse effect on the business of the Registrant.
     The Registrant believes that it has conducted its business in substantial compliance with all applicable environmental laws and regulations. To date the costs incurred by the Registrant to comply with these laws and regulations have not been of a material amount.

11.  Possible Lack of or Inadequacy of Insurance

     The Registrant maintains insurance against certain public liability, operational and environmental risks, but there is no assurance that an event causing loss will be covered by such insurance, that such insurance will continue to be available to, or carried by, the Registrant or, if available and carried, that such insurance will be adequate to cover the Registrant's liability.

12.  Marketing of Petroleum Products

     The ability of the Registrant to sell any future oil or gas production may be restricted or rendered unavailable due to factors beyond the control of the Registrant, such as a change in laws which regulate petroleum licensing and permitting within New Zealand or governmental confiscation without compensation. The Registrant's profitability will largely depend on its ability to market any commercial quantities of oil & gas that may be found within PEP 38256. Therefore, any restriction on the Registrant's ability to market its production would have a detrimental effect on the Registrant's ability to generate revenues and ultimately its ability to continue operating.

13.  Currency Fluctuation Risk

     Even if the Registrant makes discoveries in commercial quantities, development of a discovery may take a number of years and financial conditions at that time cannot be determined. The Registrant holds its cash reserves in US dollars but incurs a significant proportion of its expenses in New Zealand denominated dollars. Although over the past year the New Zealand dollar has weakened, as the table below shows, against the US dollar, an increase in value of the New Zealand dollar versus the US dollar would have a detrimental effect to the Registrant as the

     Registrant's expenses incurred would, in turn, increase in US dollars. While certain fluctuation can be expected to continue into the future there can be no assurance that in the future the exchange rate will stabilize at current rates.

     Fluctuations on a monthly basis in the Zealand dollar versus the U.S. dollar during the last year are as follows:

     -----------------------------------------------------
          Date                        Exchange Ratio
     -----------------------------------------------------
          Sep 1999                    0.5224
     -----------------------------------------------------
          Oct 1999                    0.5148
     -----------------------------------------------------
          Nov 1999                    0.5124
     -----------------------------------------------------
          Dec 1999                    0.5085
     -----------------------------------------------------
          Jan 2000                    0.5141
     -----------------------------------------------------
          Feb 2000                    0.4914
     -----------------------------------------------------
          Mar 2000                    0.4908
     -----------------------------------------------------
          Apr 2000                    0.4969
     -----------------------------------------------------
          May 2000                    0.4712
     -----------------------------------------------------
          Jun 2000                    0.4699
     -----------------------------------------------------
          Jul 2000                    0.4609
     -----------------------------------------------------
          Aug 2000                    0.4464
     -----------------------------------------------------
          Sep 2000                    0.4188
     -----------------------------------------------------

14. Inadequacy of Public Market and Removal from 1934 Exchange Act Reporting Status

     The Registrant's common shares are quoted through the facilities of the National Quotation Bureau. Management's strategy is to develop a public market for its common shares by soliciting brokers to become market makers of the Registrant's common shares. To date, however, the Registrant has only approached one market maker directly while a limited number of other securities brokers have on their own volition become market makers. The Registrant has only 48 shareholders of record as at December 14, 2000, and therefore no real market for the trading of its common shares. There can be no assurance that a stable market for the Registrant's common shares will ever develop or, if it should develop, be sustained. It should be assumed that the market for the Registrant's common shares will continue to be highly illiquid, sporadic and volatile. These securities should not be purchased by anyone who cannot afford the loss of the entire investment.
     As of August 1999, the Registrant was required to become and maintain status as a reporting issuer under the Securities Exchange Act of 1934 (the "34 Act"), in order to be traded on the OTCBB by broker-dealers regulated by the National Association of Securities Dealers. If the Company is delayed in becoming a reporting issuer under the 34 Act, or fails to continue to be a reporting issuer, management may encounter difficulty in maintaining or expanding a trading market in the near term, if at all, and shareholders may not be able to sell their shares in the public market. Management has determined that the excess costs to the Registrant to maintain its reporting status under the 34 Act are not warranted at this early stage in the Registrant's development as the capital otherwise expended on legal and accounting costs associated with being a reporting issuer could be spent on further exploration. As a result, it is expected that the Registrant's common shares will continue to trade on the Pink Sheets and will not be listed on the OTCBB in the near future. After removing itself as a reporting issuer, the Registrant will no longer be filing an annual Form 10KSB or a quarterly Form 10QSB, nor will the directors, officers and affiliates of the Registrant be required to file a

     Form 3 or a Form 4 to disclose their shareholdings and trades. Other than information provided by the Registrant directly in the way of press releases, little or no information regarding the Registrant, its financial status and its business will be available to the public after the Registrant removes itself from the reporting requirements of the 34 Act.

15.  Dilution and Low Priced Shares Eligible for Future Sales

     The Registrant's Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. The Registrant's Board of Directors has the power to issue any or all of such shares that are not yet issued without stockholder approval. The Registrant's Board of Directors will likely issue some or all of such shares to acquire further capital in order to carry out its intended operations or expand its current operations, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of the Registrant's common shares. If the Registrant does issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of the Registrant.

     The Registrant has adopted a stock option plan authorizing the purchase of up to 3,000,000 shares and has issued options to acquire up to 217,500 common shares exercisable at $1.50 per share. The Registrant has additional options issued and outstanding to purchase up to 800,000 shares exercisable at a price of US$0.50 per share. The Registrant has 5,000,000 warrants outstanding exercisable at a price $1.00 per common and a further 400,000 warrants exercisable at $2.25 per share. The existence below-market priced options, warrants or common share issuances could adversely affect the market price of the Registrant's shares and could impair the Registrant's ability to raise additional capital through the sale of its equity securities or debt financing.

     Approximately 5,000,000 common shares of restricted common stock will become eligible for sale under Rule 144 on approximately April 10, 2001 and additional common shares will become eligible for resale into the market if the Registrant issues more equity and there is no assurance or agreement that these holders will not sell any of their shares. If a substantial number of these shares were to be offered for sale or sold in the market, the market price of the Registrant's common shares would likely be adversely affected.

16.  No Title Insurance

     Although the Registrant has done a review of titles to PEP 38256 it has not obtained title insurance with respect to the property and there is no guarantee of title. Although the Registrant is not aware of any, the area which is covered by PEP 38256 may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects.

17.  Penny Stock Regulation and Difficulties in Selling Shares

     The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ National Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).
     The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Registrant's common stock is currently subject to the penny stock rules, and accordingly, investors may find it difficult to sell their shares, if at all.

18.  Concentration of Ownership and Ineffective Voting Powers

     The directors, officers and other affiliates of the Registrant beneficially own a sufficient number of the outstanding common shares of the Registrant to be in control with respect to matter which may require a majority vote of the Registrant's shareholders, such as the election members of the board of directors or the sale of all or substantially all of the Registrant's assets. Should the directors, officers and affiliates vote their shares in a like manner on a matter requiring a majority vote of the Registrant's shareholders, it is most likely that their position on the matter would control the outcome of the vote. Additionally, because the directors, officers and affiliates control the Registrant through their significant shareholdings, the value attributable to the right to vote is essentially gone. This could result in a reduction in the market value to the shares owned by a shareholder because of the ineffective voting power.

19. Conflicts of Interest Among Other Companies with Common Directors and Common Controlling Shareholder.

     Mr. David Bennett is also a director of Indo-Pacific Energy Ltd. a company who is currently the operator of and a partner in PEP 38256 pursuant to the terms of the PEP 38256 joint venture operating agreement. Additionally, Mr. Guidi is a controlling shareholder of both the Registrant and Indo-Pacific Energy Ltd. and is also director of Indo-Pacific Energy Ltd. Due to their roles in both the management of the Registrant and the management of Indo-Pacific Energy Ltd. a conflict of interest could conceivable arise between the best interests of the Registrant and the best interests of Indo -Pacific Energy Ltd. In a situation where a conflict of interest exists between the best interests of the Registrant and Indo-Pacific Energy Ltd. any decision by Mr. Guidi or Mr. David Bennett which furthers the best interests of Indo-Pacific Energy Ltd. may be harmful to the business conducted by the Registrant.

     Mr. David Bennett, Mr. Michael Hart and Mr. Alex Guidi are also a directors of Trans-Orient Petroleum Ltd. Mr. Guidi is also an executive officer and the controlling shareholder of Trans-Orient Petroleum Ltd., while Mr.

     Bennett also owns common shares and options in Trans-Orient Petroleum Ltd. Trans-Orient Petroleum Ltd. is an affiliate and a controlling shareholder of the Registrant. Due to their roles in both the management of the Registrant and the management of Trans-Orient Petroleum Ltd. a conflict of interest could conceivable arise between the best interests of the Registrant and the best interests of Trans-Orient Petroleum Ltd. In a situation where a conflict of interest exists between the best interests of the Registrant and Trans-Orient Petroleum Ltd. any decision by these persons which furthers the best interests of Trans-Orient Petroleum Ltd. may be harmful to the business conducted by the Registrant.

Employees and Consultants

The Registrant is in the start up stage and none of the Registrant's executive officers have employment agreements with the Registrant. Mr. Cameron Fink (President) and Mr. David Bennett (Vice-President of Exploration) devote less than 20% of their time to the Registrants business. The Registrant does not have any employees, as the operator, Indo-Pacific Energy Ltd., of which Mr. Bennett is the President and CEO, conducts exploration activities on PEP 38256 on behalf of the joint venture. As the operator incurs expenses on the permit, the operator submits cash calls on a periodic basis to the Registrant. The dollar value of the cash calls submitted by the operator to the Registrant will be based upon the Registrant's percentage interest in PEP 38256. All of the Registrant's geological, exploration and technical services are provided consultants who bill their services to the joint venture. The Registrant also receives corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Corp. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on a hourly basis and has devoted less than 20% of their time to matters related to the Registrant. DLJ Management Corp. bills monthly for its services on the basis of a cost recovery basis for labor and rent, office costs, and employee benefits.

ITEM 2.   DESCRIPTION OF PROPERTY

The Registrant maintains a 120 square foot head office space on a rent free basis located at Suite 700, 700 - 6th Avenue SW, Calgary, Alberta, Canada, from which the President of the Registrant conducts business on behalf of the Registrant. The operator conducts business on behalf of the Registrant directly related to PEP38256 in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd. and two other exploration companies and the operator bills the Registrant monthly for the facility on the basis of actual hours worked in a given month for activities directly related to the Permit.

The Registrant currently has no oil or gas producing properties and at present, no known deposits of oil or gas. Currently, the sole asset owned by the Registrant is its 58% and 50% interests in the South Area and North Area, respectively, of PEP 38256. Indo-Pacific Energy Ltd. is the operator on PEP 38256 and is carrying out the required exploration programs on behalf of the joint venture pursuant to an operating agreement dated June 25, 1998 and under which the Registrant's initial interest in the Permit was acquired. Under the terms of the operating agreement, each participant in the Permit is entitled to a specified equity share or percentage in the Permit provided each participant pays for its pro rata share of expenditures or cash calls related to the development of the Permit. The level of expenditures and the work program are determined by agreement between the members of the joint venture, who vote pro rata with respect to their equity share with respect to expenditure proposals. The Registrant holds a veto vote over expenditure proposals, and other than work which is obligatory under the conditions of the Permit, cannot be forced into any expenditure it does not approve. If any participant, including the operator, does meet its required obligations or pay its portion of the cash calls, that participant will automatically relinquish its interest to the other participants in the Permit.

On June 25, 1998, Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd. granted two options to the Registrant. The first option was for the Registrant to acquire a 30% interest upon payment of past costs and a 125-mile seismic program designed to identify two drilling prospects. This option was exercised on August 4, 1998. The second option entitles the Registrant to acquire up to a further 50% interest on payment of any additional required seismic and for the cost of drilling up to two exploratory wells.

The option agreement was modified by three subsequent agreements dated December 3, 1998, October 26, 1999 and February 23, 2000, which extended the period of time in which the Registrant must exercise its option to acquire a further interest in PEP 38256 to June 16, 2000.

On March 31, 2000, Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd. concluded a transaction under which all of the oil and gas assets of Trans-Orient Petroleum Ltd. were sold to Indo including Trans-Orient Petroleum Ltd.'s interest in PEP 38256. After the transaction was concluded the interest holders in PP 38256 was the Registrant (30%) and Indo-Pacific Energy Ltd. (70%).

On June 8, 2000 Indo-Pacific Energy Ltd., the operator of PEP38256, and the Registrant completed the processing and interpretation of the third stage of the planned seismic to further detail drilling locations for the Arcadia and Ealing prospects. The Arcadia prospect is situated in the North Area of the permit area, adjacent to the Rangiora Trough, where sedimentary rocks covering an area of approximately 25,000 acres are buried at sufficient depth to provide a potential hydrocarbon charge. The Ealing prospect is located in the South Area of the permit and has been mapped as a potential hydrocarbon trap over approximately 15,000 acres. The target is adjacent to the main fault that bounds the Ealing structure.

On June 28, 2000 the Registrant exercised its option to acquire an additional 50% participating interest PEP38256 from Indo-Pacific Energy Ltd. Under the terms of the option agreement, the Registrant would earn the interest by funding the entire costs of drilling and testing two exploration wells. The planned depth for each of the Ealing-1 and Arcadia-1 wells was 6000 feet to reach the potential targets, with several targets both above and below the Homebush Sandstones that reside as a geological formation at 6000 feet. The anticipated costs to drill the two wells including mobilization cost of the drilling rig was $1,013,000 for the Ealing-1 and $791,000 for the Arcadia-1.

In order to fund the costs of drilling the Ealing-1 and Arcadia-1 wells, the Registrant entered into three farm out agreements with third parties under which the Registrant assigned a portion of its 80% interest in exchange for each of the third parties paying a portion of the drilling costs on the two wells.

The first farm out agreement was entered into Orion Exploration Limited "Orion", a subsidiary of the Orion Group, on October 9, 2000. Pursuant to the agreement Orion earned a 10% interest in both the South Area and North Area of PEP 38256 by reimbursing the Company for a portion of past exploration costs, and by contributing 20% to the cost of drilling both the Ealing-1 and Arcadia-1 wells.

The Registrant previously reported this transaction through the filing of a Form 8K which included a copy of the farmout agreement as an exhibit all of which was filed on October 24, 2000, the contents of which are incorporated by reference herein.

The second farm out agreement was entered into with Magellan Petroleum Australia Limited "Magellan" on October 23, 2000. Pursuant to the agreement the Registrant granted Magellan a twenty percent (20%) beneficial interest in the South Area of PEP 38256, which includes the site of the Ealing- 1 well. In consideration for the interest, Magellan reimbursed the Company for a portion of past exploration costs, and by contributing 34% to the cost of drilling the Ealing-1 well. The agreement also provided Magellan with the opportunity to acquire up to a 20% interest in the North Area, including the Arcadia-1 well, after the results of the Ealing-1 well were determined, and in exchange Magellan would be required to pay the Registrant for a portion of past exploration costs, and contribute 40% to the cost of drilling the Arcadia-1 well

Based upon the unsuccessful results from drilling the Ealing-1 well, Magellan chose not to exercise their option to acquire an interest in the North Area; and pursuant to the terms of the farmin agreement, Magellan chose to reduce its beneficial interest in the South Area to a twelve percent (12%). The Registrant previously reported this transaction through the filing of a Form 8K which included a copy of the farmout agreement as an exhibit all of which was filed on November 7, 2000, the contents of which are incorporated by reference herein.

The third farm out agreement occurred on November 20, 2000 when the Registrant's board of directors ratified a letter agreement earlier entered into with Durum Cons. Energy Corp. "Durum". Pursuant to the agreement the Registrant granted Durum a twenty percent (20%) beneficial interest in the North Area of PEP 38256, which includes the site of the Arcadia-1 well, with effect from the date on which the Arcadia-1 well spudded. Pursuant to the agreement Durum earned a 20% interest in the North Area of PEP 38256 by reimbursing the Registrant for a portion of past exploration costs, and by contributing 40% to the cost of drilling the Arcadia-1 well. (See PART III, ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the relationship between Durum Cons. Energy Corp. and the Registrant).

After giving effect to these farmouts, the interests in PEP 38256 are the following:

Company                                  South Area        North Area
-------                                  ----------        ----------

AMG Oil Ltd.                             58%               50%
Indo-Pacific Energy Ltd.                 20%               20%
Magellan Petroleum Australia Limited     12%
Durum Cons. Energy Corp.                                   20%
Orion Exploration Ltd.                   10%               10%


Petroleum Exploration Permit 38256, South Island

The Canterbury Basin is located both onshore and offshore in the area surrounding Christchurch, on the South Island of New Zealand. The total area of the Canterbury Basin is approximately twelve million acres. The sediments in the Canterbury Basin range in age from Middle Cretaceous to Miocene. PEP 38256, which contains a portion of the Canterbury Basin, was granted on August 25, 1997 to Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd. The permit area is situated in the onshore area surrounding Christchurch and encompasses 2,760,120 acres or (11,183 square kilometers). The permit term is five years, but a minimum of 50% must be relinquished within three years. On August 25, 2000 the participants in PEP 38256 relinquished back to the government of New Zealand 50% of the PEP 38256 permit area that was considered to be of lesser prospectivity. After the relinquishment the PEP 38256 permit covers an area of approximately
1.3 million acres which contains all the prospects and exploration leads so far identified by the Company and its joint venture partner in the permit. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand has reserved a royalty of the greater, in any one year, of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits. (See PART I ITEM 1- New Zealand Petroleum Exploration Permits).

Prior to the Registrant acquiring its interest, five exploration wells had been drilled on PEP 38256 since 1914. Four exploration wells in the offshore part of the Canterbury Basin have been drilled since 1970, two of which resulted in gas-condensate discoveries. Neither of the gas-condensate discoveries proved to be economic. The data gathered from these past activities is relevant in interpreting the geology of PEP 38256, but generally, the area is lightly explored. The basement rocks are Paleozoic and Mesozoic metasediments. Overlying these in places are Cretaceous coal measure formations, and Paleocene and Eocene terrestrial sediments which gradually become of marine origin towards the eastern part of the basin. Overlying these formations are Oligocene limestone and sandstone formations, which are principally marine in origin. The early Miocene period saw the deposition of marine sandstones and mudstones with a gradation to nonmarine sediments in the late Miocene period. The Pliocene and Quaternary strata are principally gravels derived from the formation of the Southern Alps with some volcanics.

The sandstones in the Miocene, Paleocene and late Cretaceous formations are considered to be potential reservoirs, with lesser emphasis placed on the Eocene and Oligocene limestones. Interbedded mudstones would provide seals for the reservoirs. Source formations are thought to be Late Jurassic to Upper Cretaceous coal formations, and Late Cretaceous Whangai mudstones and Paleocene Waipawa Black Shale formations, which are identified as source rocks in other New Zealand basins.

Under the terms of the permit, the participants completed a work program to locate and analyse petroleum seeps within the permit area, model existing gravity data and acquire new gravity data, collect and interpret a minimum of ten magnetotelluric stations, process existing seismic data and complete surface geological work by November 25, 1998. Additionally, the participants met the requirement to collect, process and interpret 48 miles of new seismic data by August 25, 1999. The participants also acquired, processed and interpreted a further 25 miles of additional seismic data, required by February 25, 2000, and committed to drilling the first exploratory well. In addition to the work required to be completed under the terms of the permit, the participants also acquired in April 2000, a further 100 miles of seismic in order to define a suitable drilling location.

Several sizable leads and prospects, including the Ealing, Arcadia and Chertsey South Leads, were identified by the 125 miles of seismic data collected in 1998, and by the 165 miles of seismic data collected in 1999. The seismic acquired in April 2000 focused on the Ealing and Arcadia Prospects with goal of determining suitable drilling locations. In June/July 2000 the drilling locations had been determined on the Ealing and Arcadia Prospects. On October 19, 2000 the Ealing-1 exploration well was spudded. The main objective sandstones were encountered near the predicted depth and are well developed, but there is no evidence for commercial hydrocarbons. The well was plugged and abandoned. After competing the Ealing-1 well, the Drilling rig moved to the Arcadia Prospect and on November

12, 2000 the Arcadia-1 well was spudded. On November 20, 2000 it was announced that the Arcadia-1 reached its TD of 1479m ( 4852 feet ). While reservoir quality sandstones were encountered, no effective top seal to these was present, and there was no evidence for commercial hydrocarbons. The Arcadia-1 well was plugged and abandoned.

ITEM 3   LEGAL PROCEEDINGS

There are no material legal proceedings to which the Registrant is subject to or which are anticipated or threatened.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

                                      PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant's shares trade on the "Pink Sheets" interdealer quotation operated by the National Quotation Bureau under the symbol AMGO. Prior to August 2, 1999, the Registrant's shares traded on the Bulletin Board under the trading symbol "AMGO". Summary trading by quarter for the 2000 and 1999 fiscal years are as follows:

Fiscal Quarter             High                 Low               Volume
--------------             ----                 ---               ------
                         Bid(1)(2)            Bid(1)(2)
                       --------------       -------------
2000
First Quarter                    .625                 .25        43,700
Second Quarter                   1.50                 .25        1,383,600
Third Quarter                    3.35                .625        1,346,700
Fourth Quarter                   3.60                2.70        2,443,900
1999
First Quarter                    3.00                1.50        459,000
Second Quarter                  1.563               1.125        176,200
Third Quarter                    1.50                 .75        148,300
Fourth Quarter                   .938                .063        52,200

Note:
(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(2) Prior to June 1999 the source of the high/low bids was the OTCBB. After June 30, 1999 until present the source of the information has been Bloomberg.

At December 14, 2000 there were 19,600,000 common shares of the Registrant issued and outstanding.

No cash dividends have been declared by the Registrant nor are any intended to be declared. The Registrant is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Registrant insolvent. Dividend policy will be based on the Registrant's cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future.

As of December 14, 2000 there were 48 holders of record and the Registrant closing share price on that date was $ 00.12.

During the 2000 fiscal year the Registrant issued the Registrant has issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All issues were made pursuant to exemptions from registration contained in Regulation S, Rules 901-905 of the 1933 Securities Act.

Date          Type of Security     Number     Proceeds     Exemption
----          ----------------     ------     --------     ---------


10/04/00     Units               5,000,000     $250,000     Reg. S(901)(1)(2)
28/08/00     Units                 400,000     $900,000     Reg. S(901)(3)(4)

(1)    The Common Shares were issued to Trans-Orient Petroleum Ltd. (see PART I
       ITEM 7 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) at a price of $0.05 per share for total proceeds of $250,000. In relying on the exemption claimed, the Registrant relied on the following facts (1) at the time of the issuance, the Registrant was not a reporting company subject to section 13 or 15d of the 1934 Exchange Act (2) the Common Shares were fully paid for and (3) the company which received the Common Shares was not resident in the United States of America.

(2) Each Unit consists of one share of common stock and one warrant to purchase an additional common share at any time until April 10, 2005 at a price of $1.00 per share.

(3) The Common Shares were issued to Carerra Investments Ltd. at a price of $2.25 per share for total proceeds of $900,000. In relying on the exemption claimed, the Registrant relied on the following facts (1) at the time of the issuance, the Registrant was a reporting company subject to section 13 or 15d of the 1934 Exchange Act (2) the Common Shares were fully paid for and (3) the company which received the Common Shares was not resident in the United States of America.

(4) Each Unit consists of one share of common stock and one warrant to purchase an additional common share at any time until August 28, 2002 at a price of $2.25 per share.

The Registrant established a stock option plan (the "Plan") for directors, officers, employees and consultants who provide services to the Registrant. Under the terms of the plan, 3,000,000 shares will be reserved for issuance under the plan. Any options issued under the plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant.

On June 20, 2000 the Registrant's board of directors granted options to acquire up to 217,500 common shares at an exercise price of $1.50 per share to directors, officers and individuals providing services to the Registrant and the

PEP 38256 joint venture. Additionally, on October 31, 2000 the Registrant's Board of Directors granted options to acquire up to 15,000 common shares at an exercise price of $2.00 per share to Arthur Evans. The options granted are subject to a vesting schedule whereby 1/6 of the total granted vests every six months from the date of granting. Additionally the options carry restrictions on resale whereby a maximum of 25% of the amount vested can be resold in any 30 day period. The directors and officers who were granted options are the following:

Name               Title          Total Amount     First Vesting Date

Cameron Fink     President           20,000          December 20, 2000(1)
David Bennett    Director            50,000          December 20, 2000(2)
Arthur Evans     Director            15,000          May 1, 2000(3)
Michael Hart     Director            15,000          December 20, 2000(4)
Mark Katsumata   Officer             10,000          December 20, 2000(5)

(1) On December 20, 2000 of the total amount under option, 3,3334 common shares may be acquired under the vesting schedule.
(2) On December 20, 2000 of the total amount under option, 8,3334 common shares may be acquired under the vesting schedule. An option to acquire up to 10,000 common shares was granted to Mr. David Bennett's spouse Jenni Lean. Both Mr. Bennett's options and Jenni Lean'soptions are held within a family trust of which Mr. Bennett and Jenni Lean are beneficiaries.
(3) On May 1, 2000 of the total amount under option, 2,500 common shares may be acquired under the vesting schedule.
(4) On December 20, 2000 of the total amount under option, 2,500 common shares may be acquired under the vesting schedule.
(5) On December 20, 2000 of the total amount under option, 1,667 common shares may be acquired under the vesting schedule.

ITEM 6.   PLAN OF OPERATIONS

The Registrant has been principally involved in the acquisition, interpretation and mapping of seismic on PEP 38256 during the past two years and hence has not yet received revenues from operations, profitability or break-even cash flow. As of the date of the Registrant's last completed fiscal period ending September 30, 2000 a total of $ 1,332,543 was spent by the Registrant on the Permit. The Registrant currently has no oil or gas producing properties nor any known deposits of oil or gas. The Registrant and its permit partners have recently satisfied the five year obligations under which the permit was granted by completing the Ealing-1 and Arcadia-1 explorations wells. The Registrant and its joint venture partners are required or plan to carry out the following work during the calendar year 2001:

Review seismic, drilling and geological data in PEP 38256 in light of the results of Arcadia-1 and Ealing-1 wells.

In more detail, this will consist of :

a) Geochemical and petrological review of cuttings from the wells, to determine petroleum source potential and reservoir quality
b) Petrophysical analysis of electric logs and integration with well lithology

c) Completion of a data trade with the permit holder of the adjacent offshore area, in order to construct regional synthesis of stratigraphic and lithologic correlations and to better identify petroleum source and migration parameters
d) Reinterpretation of permit seismic data in light of the wells, in order to identify and rank other exploration prospects and leads within PEP 38256

Total cost of this work is budgetted at US$50,000, of which the Registrant's share is US$25,000. After paying for its share of the recent drilling costs associated with the Ealing-1 and Arcadia-1 wells, the Registrant has approximately $325,000 in working capital. The Registrant's required future expenditures for the period up to December 31, 2001 are approximately $135,000 and relate to the evaluation of the permit area following the drilling of the Ealing-1 and Arcadia-1 wells and accounting, legal and administrative expense.

After the expiry of the first term of the permit on August 25, 2002 the Registrant and its partners will have the option to retain 50% of the permit area under a new work program which had yet to be identified. As the work program has yet to be negotiated with the Government of New Zealand, the capital necessary to carry out the work program cannot be determined at this time. However, the Registrant considers it probable that any such work program will require an amount of capital that exceeds the Registrant's current working capital. It is therefore likely that the Registrant currently does not have sufficient capital to satisfy the expected expenditures, has no revenues and will rely principally on the issuance of common shares to raise funds to finance the expenditures that are expected to be incurred beyond December 31, 2001. Failure to raise additional funds would result in the relinquishment of the Registrants interest in the permit, currently the Registrants sole asset. The Registrant has relied principally on the issuance of common shares by private placements to individuals known to officers and directors of the Registrant, Trans-Orient Petroleum Ltd. and Indo-Pacific Energy Ltd., companies which are related through a common controlling shareholder and participants in PEP38256, (See PART III ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) to raise funds to support the business. There can be no assurance that the Registrant will be successful in raising additional funds through the issuance of additional equity nor that the parties that provided funds in the past will continue to do so.

The Registrant does not expect any significant purchases of plant & equipment nor any increase in the number of employees in the near future.


ITEM 7   FINANCIAL STATEMENTS

Page 24
                          TELFORD SADOVNICK, P.L.L.C.
                         CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of AMG Oil Ltd. (formerly Trans New Zealand Oil Company)


We have audited the accompanying consolidated balance sheets of AMG Oil Ltd. (formerly Trans New Zealand Oil Company) (a development stage enterprise) as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2000, 1999 and 1998 and for the period from inception on February 20, 1997 to September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMG Oil Ltd. (formerly Trans New Zealand Oil Company) (a development stage enterprise) as of September 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended September 30, 2000, 1999 and 1998 and for the period from inception on February 20, 1997 to September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise and has yet to establish any revenues from business operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
November 24, 2000

--------------------------------------------------------------------------------
      114 West Magnolia Street, Suite 423, Bellingham, Washington  98225
           Telephone: (360) 392-2886     Facsimile: (360) 392-2887

AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Balance Sheets
--------------------------------------------------------------------------------

As at September 30,                                   2000              1999
--------------------------------------------------------------------------------

Assets

Current

Cash                                             $   850,808         $  258,129
Accounts receivable                                      163                 92
Prepaid expenses                                       6,403               -
--------------------------------------------------------------------------------
                                                     857,374            258,221

Investments (Note 3)                                  31,041             52,876
Property and equipment (Note 4)                        5,378               -
Oil and gas interest (Note 5)                        497,987            962,554
--------------------------------------------------------------------------------
Total Assets                                     $ 1,391,780        $ 1,273,651
--------------------------------------------------------------------------------

Liabilities

Current

Accounts payable and accrued liabilities         $    15,012        $     6,072
Due to related party (Note 6)                         23,404               -
--------------------------------------------------------------------------------
Total Liabilities                                     38,416              6,072
--------------------------------------------------------------------------------

Commitments and Contingencies (Notes 1 and 7)

Stockholders' Equity

Common stock, $0.00001 par value (Note 8)
100,000,000 shares authorized
Issued and outstanding at September 30,
 2000: 19,600,000 shares
 1999: 14,200,000 shares                                 196                142
Additional paid-in capital                         2,723,059          1,530,858
Deficit accumulated during the development stage  (1,369,891)          (263,421)
--------------------------------------------------------------------------------
Total Stockholders' Equity                         1,353,364          1,267,579
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity       $ 1,391,780        $ 1,273,651
--------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements

AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                                           Cumulative
                                                                                                         from Inception
                                                                                                         on February 20,
                                              Year Ended          Year Ended          Year Ended             1997 to
                                             September 30,       September 30,       September 30,         September 30,
                                                 2000                1999                1998                  2000
--------------------------------------------------------------------------------------------------------------------
Expenses

General and administrative                  $   264,370          $    43,786        $    21,931          $   354,269
Loss on sale of investment                         -                  16,135               -                  16,135
Write-down of investment                         21,835               48,551            144,346              214,732
Write-down of oil and gas interest              834,396                  160               -                 834,556
--------------------------------------------------------------------------------------------------------------------
                                              1,120,601              108,632            166,277            1,419,692
--------------------------------------------------------------------------------------------------------------------

Other Income

Interest income                                  14,131               11,467             14,970               42,862
Gain on sale of oil and gas interest               -                    -                 6,939                6,939
--------------------------------------------------------------------------------------------------------------------
                                                 14,131               11,467             21,909               49,801

Net loss for the period                     $(1,106,470)         $   (97,165)       $  (144,368)         $(1,369,891)
--------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per
   share (Note 9)                           $     (0.07)         $     (0.01)       $     (0.01)         $     (0.07)
--------------------------------------------------------------------------------------------------------------------




    See accompanying notes to the consolidated financial statements

AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           Cumulative
                                                                                                         from Inception
                                                                                                         on February 20,
                                              Year Ended          Year Ended          Year Ended             1997 to
                                             September 30,       September 30,       September 30,         September 30,
                                                 2000                1999                1998                  2000
--------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for the period                     $(1,106,470)         $   (97,165)       $  (144,368)         $(1,369,891)
Adjustments to reconcile net loss to
 cash applied to operating activities:
  Depreciation                                      410                 -                  -                     410
  Compensation expense from stock
    options                                      42,255                 -                  -                  42,255
  Loss on sale of investments                      -                  16,135               -                  16,135
  Write-down of investments                      21,835               48,551            144,346              214,732
  Write-down of oil and gas interest            834,396                  160               -                 834,556
  Gain on sale of oil and gas interest             -                    -                (6,939)              (6,939)
Changes in non-cash working capital:
  Accounts receivable                               (71)                 825               (917)                (163)
  Accounts payable and accrued liabilities        8,940                  334              4,238               15,012
  Due to related party                           23,404                 -                  -                  23,404
  Prepaid expenses                               (6,403)                -                  -                  (6,403)
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities          (181,704)             (31,160)            (3,640)            (236,892)
--------------------------------------------------------------------------------------------------------------------
Financing Activities
Common shares issued for cash                 1,150,000              600,000            600,000            2,681,000
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities     1,150,000              600,000            600,000            2,681,000
--------------------------------------------------------------------------------------------------------------------
Investing Activities
Purchase of investments                            -                    -              (324,856)            (324,856)
Proceeds from sale of investments                  -                  72,948               -                  72,948
Oil and gas exploration expenditures           (369,829)            (539,407)          (426,368)          (1,335,604)
Purchase of property and equipment               (5,788)                -                  -                  (5,788)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities          (375,617)            (466,459)          (751,224)          (1,593,300)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  during the period                             592,679              102,381           (154,864)             850,808
Cash position - Beginning of period             258,129              155,748            310,612                 -
--------------------------------------------------------------------------------------------------------------------

Cash position - End of period               $   850,808          $   258,129        $   155,748          $   850,808
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash
  investing activities:
Purchase of investments                     $      -             $     -            $   (10,000)         $   (10,000)
--------------------------------------------------------------------------------------------------------------------

     See accompanying notes to the consolidated financial statements

AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

For the Periods Ended September 30, 2000, 1999 and 1998
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                      Accumulated
                                                                    Additional         during the              Total
                                               Common Stock          Paid-in           Development         Stockholders'
                                          -----------------------
                                            Shares       Amount      Capital              Stage                Equity
                                          --------------------------------------------------------------------------------
Balance at September 30,
  1997                                       9,000,000   $   90     $   330,910        $  (21,888)          $   309,112

Common stock issued for
  cash at $0.05 per share                    2,000,000       20          99,980                                 100,000
Common stock issued for
  cash at $0.25 per share                    2,000,000       20         499,980                                 500,000
Net loss during the period                                                               (144,368)             (144,368)
                                          --------------------------------------------------------------------------------

Balance at September 30,
  1998                                      13,000,000      130         930,870          (166,256)              764,744

Common stock issued for
  cash at $0.50 per share                    1,200,000       12         599,988                                 600,000
Net loss during the period                                                                (97,165)              (97,165)
                                          --------------------------------------------------------------------------------

Balance at September 30,
  1999                                      14,200,000      142       1,530,858          (263,421)            1,267,579

Common stock issued for
  Cash at $0.05 per share                    5,000,000       50         249,950                                 250,000
Common stock issued for
  Cash at $2.25 per share                      400,000        4         899,996                                 900,000
Net compensation expense
  from stock options                                                     42,255                                  42,255
Net loss during the period                                                             (1,106,470)           (1,106,470)
                                          --------------------------------------------------------------------------------

Balance at September 30,
  2000                                      19,600,000   $  196     $ 2,723,059        $(1,369,891)         $ 1,353,364
                                          --------------------------------------------------------------------------------


     See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company was incorporated under the laws of the State of Nevada as Trans New Zealand Oil Company on February 20, 1997. The Company's name was subsequently changed to AMG Oil Ltd. on July 27, 1998. The business of the Company is the acquisition and exploration of oil and gas interests.

The Company is a development stage enterprise and is required to identify that these consolidated financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7. However, the Company is primarily engaged in the exploration of PEP 38256, its only oil and gas interest, and is not engaged in the development of PEP 38256, as that term is defined in the oil and gas industry.

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

The Company does not generate sufficient cash flow from operations to fund its entire exploration activities and has therefore relied principally upon the issuance of securities for financing. Additionally, the Company may reduce its exposure in its oil and gas interest by farming out to other participants. The Company intends to continue relying upon these measures to finance its operations and exploration activities to the extent such measures are available and obtainable under terms acceptable to the Company. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern.

Refer to Note 7

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Consolidation

     These consolidated financial statements include the accounts of AMG Oil Ltd. and its wholly-owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited. All significant intercompany balances and transactions have been eliminated.

b)   Accounting Principles and Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from those estimates.

c)   Translation of Foreign Currencies

     The Company's foreign operations through its subsidiaries are of an integrated nature and accordingly, the functional currency of the Company's foreign subsidiaries is the United States dollar.

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Revenues and expenses arising from foreign currency transactions are translated into United States dollars at the average rate for the year. Monetary assets and liabilities are translated into United States dollars at the rates prevailing at the balance sheet date. Other assets and liabilities are translated into United States dollars at the rates prevailing on the transaction dates. Exchange gains and losses are recorded as income or expense in the year in which they occur.

d)   Financial Instruments and Financial Risk

     Cash, accounts receivable, accounts payable and accrued liabilities and due to related parties are carried at cost which approximates fair value due to the short-term nature of these instruments. Investments are carried at fair value.

e)   Accounting Pronouncements Recently Issued

     The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133: Accounting for Derivative Instruments and Hedging Activities, originally effective for fiscal periods beginning after June 15, 1999 but extended one year to June 15, 2000 as revised by SFAS No. 137. SFAS No. 133 requires that the fair-market value of derivatives be reported on the balance sheet and any changes in the fair value of the derivative be reported in income or other comprehensive income, as appropriate. The Company does not expect adoption of this new standard to have a material effect on its financial reporting.

f)   Joint Operations

     The Company's oil and gas activities are conducted jointly with other companies and accordingly, these financial statements reflect only the Company's proportionate interest in these activities.

     Refer to Note 5

g)   Investments

     Investments are classified as available-for-sale securities and reported at fair value, based on quoted market prices, with any unrealized losses from temporary declines or unrealized gains reported as a component of "Cumulative Comprehensive Adjustment" in stockholders' equity. An other-than-temporary impairment requires the cost basis of the individual security to be written down to the fair value with the amount of the write-down accounted for as a realized loss and included in earnings.

     Refer to Note 6

h)   Property and equipment

     Property and equipment consist of furniture, leasehold improvements and office equipment and are recorded at cost and depreciated over their estimated useful lives on a declining balance basis at annual rates of 20% to 30%.

     Refer to Note 4

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i)   Oil and Gas Interest

     The Company follows the full cost method of accounting for oil and gas operations whereby all costs associated with the acquisition, exploration and development of oil and gas interests are capitalized in cost centers on a country-by-country basis. Such costs include property acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead expenses directly related to these activities.

     The Company is primarily engaged in the exploration of PEP 38256, an unproved oil and gas interest, and has yet to determine whether PEP 38256 contains oil and gas reserves that are economically recoverable. The Company does not have any other oil and gas interests. PEP 38256 is assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, the Company may write-off all, or a portion of, PEP 38256 under one or more of the following conditions:

     i)   there are no firm plans for further drilling on the unproved interest;
     ii)  negative results were obtained from studies of the unproved interest;
     iii) negative results were obtained from studies conducted in the vicinity of the unproved interest; or
     iv) the remaining term of the unproved interest does not allow sufficient time for further studies or drilling.

     Calculations for depletion and the ceiling test are required under the full cost method. Although these calculations are summarized below, they do not apply to the Company and may never apply to the Company unless proved reserves are discovered or acquired, which may never happen.

     Depletion is calculated for producing interests by using the unit-of-production method based on proved reserves, before royalties, as determined by management of the Company or independent consultants. Sales of oil and gas interests are accounted for as adjustments to capitalized costs, without any gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Costs of abandoned oil and gas interests are accounted for as adjustments to capitalized costs and written off to expense.

     A ceiling test is applied to each cost center by comparing the net capitalized costs to the present value of the estimated future net revenues from production of proved reserves discounted by 10%, net of the effects of future costs to develop and produce the proved reserves, plus the costs of unproved interests net of impairment, and less the effects of income taxes. Any excess capitalized costs are written off to expense.

j)   Income Taxes

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENTS

Investments comprise of 79,400 common shares (September 30, 1999: 79,400 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (September 30, 1998: $235,773) and having a fair value of $21,041 (September 30, 1999: $42,876) and 600,000 common shares (September 30, 1999: 600,000) of
Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (September 30, 1999: $10,000). During the 2000 fiscal year, the Company recorded a write-down of investments of $21,835 (1999 fiscal year: $ 48,551 and 1998 fiscal year: $144,346) resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings. At September 30, 2000 and 1999, gross unrealized holdings gains/(losses) are Nil.

The Company has the right to a further 600,000 common shares of Gondwana if a commercial discovery is located in Petroleum Exploration Permit 38723.

Refer to Note 6

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

                                                       2000            1999
                                                    -----------     -----------

Furniture and office equipment                      $     4,760     $      -
Leasehold improvements                                    1,028            -
                                                    -----------     -----------
                                                          5,788            -
Accumulated depreciation                                   (410)           -
                                                    -----------     -----------
                                                    $     5,378     $      -
                                                    -----------     -----------

NOTE 5 - OIL AND GAS INTEREST

As at September 30, 2000, the Company has a 30% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area is required to be relinquished upon renewal of PEP 38256, by August 25, 2002. The other participant in PEP 38256 is Indo-Pacific Energy Ltd. ("Indo-Pacific") (70%), as the operator.

By an agreement dated June 25, 1998, the Company acquired a right to earn up to an 80% participating interest in PEP 38256 from Indo-Pacific and Trans-Orient Petroleum Ltd. ("Trans-Orient"). In December 1998, the Company earned a 30% participating interest in PEP 38256 by funding all of the costs of acquiring, processing and interpreting 200 kilometers of seismic data. The Company has the right to earn an additional 50% participating interest by funding all of the costs of drilling two exploration wells including any further seismic data required prior to drilling.

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 5 - OIL AND GAS INTEREST (continued)

By agreements dated December 3, 1998, October 26, 1999 and February 23, 2000, this right was extended to June 15, 2000, and has been amended as follows:

i) earn an additional 50% participating interest in PEP 38256 by funding all of the costs of drilling two exploration wells including any further seismic data required prior to drilling; or
ii) earn an additional 35% participating interest in PEP 38256 by funding all of the costs of drilling one exploration well including any further seismic data required prior to drilling and, at the option of the Company upon completion of the first exploration well, earn a further 15% participating interest in PEP 38256 by funding all of the costs of drilling a second exploration well including any further seismic data required prior to drilling.

By notice dated June 15, 2000, the Company committed to earn a further 50% participating interest in PEP 38256 by funding all of the costs of drilling two exploration wells in 2000.

The Company and the other participant have completed the work program required for the first two and a half years. PEP 38256 originally required the participants to complete the remaining work program that included drilling one exploration well prior to August 25, 2000, or surrender the permit. This requirement has been amended, requiring the participants to drill one well by October 31, 2000 and a second well by December 31, 2000.

At September 30, 2000, PEP 38256 is in good standing with respect to its work commitments. The Company's share of the committed work program for the 2001 fiscal year requires an estimated $622,000 of exploration expenditures to be incurred.

Refer to Notes 6 and 7

NOTE 6 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Indo-Pacific Energy Ltd. ("Indo-Pacific"), Trans-Orient Petroleum Ltd. ("Trans-Orient") and Gondwana Energy, Ltd. ("Gondwana").

a)   Investments

     Investments consist of common shares of Trans-Orient and Gondwana. During the 1998 fiscal year, the Company sold its 20% participating interest in Petroleum Exploration Permit 38723 ("PEP 38723") to Gondwana in exchange for 600,000 common shares of Gondwana at a deemed value of $0.01667 per share. If a commercial discovery is located in PEP 38723 before October 30, 2002, an additional 600,000 common shares of Gondwana will be issued to the Company.

     Refer to Note 3

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

b)   Oil and Gas Interest

     During the 1998 fiscal year, Indo-Pacific granted the Company a right to earn up to an 80% participating interest in Petroleum Exploration Permit 38256.

     Refer to Note 5

c)   Private Placements and Stock Options

     During the 1998 fiscal year, the Company issued a total of 2,000,000 shares at a price of $0.25 per share pursuant to private placement agreements for total proceeds of $500,000 in equal proportions to Source Rock Holdings Limited ("Source Rock"), a wholly-owned subsidiary of Indo-Pacific, and Reservoir Rock Holdings Limited ("Reservoir Rock"), a wholly-owned subsidiary of Trans-Orient. Additionally, stock options to purchase a total of 2,000,000 shares exercisable at a price of $0.50 per share expiring on July 31, 2000 were granted in equal proportions to Source Rock and Reservoir Rock.

     During the 1999 fiscal year, the Company issued 800,000 shares at a price of $0.50 per share to Source Rock and 400,000 shares at a price of $0.50 per share to Reservoir Rock pursuant to the exercise of stock options for total cash proceeds of $600,000.

     During the 2000 fiscal year, the Company issued 5,000,000 shares at a price of $0.05 per share to Trans-Orient, pursuant to a private placement agreement for total proceeds of $250,000. Additionally, each share purchased included one warrant to purchase an additional share of common stock exercisable at a price of $1.00 per share expiring on April 10, 2005.

     Refer to Note 8

d)   Consulting Agreements

     During the 2000 fiscal year, the Company paid $7,175 (1999 fiscal year:
     $4,483 and 1998 fiscal period: $4,295) in consulting fees to directors of the Company. During the 2000 fiscal year, the Company incurred $ 51,868 (1999 fiscal year: $18,288 and 1998 fiscal period: Nil) in consulting fees to a Company having directors, officers and/or principal shareholders in common with the Company.

     During the 1998 fiscal year, the Company paid $30,000 in consulting fees to private companies wholly-owned by various shareholders of the Company.

e)   Management Agreement

     During the 1998 fiscal year, the Company paid $5,921 in management fees to a subsidiary of Source Rock.

f)   Due to Related Party

     At September 30, 2000 the Company owed Indo-Pacific $23,404 (September 30, 1999: Nil). This amount is non-interest bearing and has no fixed terms of repayment.

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

g)   Other

     During the year the Company incurred $56,100 of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. At September 30, 2000 the Company has a retainer balance of $2,395 paid to DLJ.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company participates in oil and gas exploration and development activities as a joint venturer with related parties and is contractually committed under agreements to complete certain exploration programs. The Company's management estimates that the total commitments under various agreements are approximately $622,000

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.


NOTE 8 - COMMON STOCK

a)   Authorized and Issued Share Capital

     The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At September 30, 2000, there were 19,600,000 shares (September 30, 1999: 14,200,000 shares) issued and outstanding.

b)   Share Issuances

     During the 2000 fiscal year, the Company issued 5,400,000 shares pursuant to private placements for total cash proceeds of $1,150,000.

     During the 1999 fiscal year, the Company issued 1,200,000 shares pursuant to the exercise of stock options for total cash proceeds of $600,000.

     During the 1998 fiscal year, the Company issued 4,000,000 shares pursuant to private placements for total cash proceeds of $600,000.

     Refer to Note 6

c)   Stock Options

     The Company applies Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees ("APB 25") to account for all compensatory stock options granted. Further, Statement of Financial Accounting Standards No. 123: Accounting for Stock-Based Compensation ("SFAS 123") requires additional disclosure to reflect the results of the Company had it elected to follow SFAS 123.

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 8 - COMMON STOCK (continued)

SFAS 123 requires a fair value based method of accounting for all compensatory stock options using the Black-Scholes option pricing model. However, these models were developed for use in estimating the fair value of traded options and require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. The stock options granted by the Company have characteristics significantly different from those of traded options and, in the opinion of management, the existing model does not provide a reliable single measure of the fair value of any compensatory stock options granted by the Company.

In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the 2000, 1999 and 1998 fiscal periods:

                            2000               1999               1998
               -----------------------------------------------------------------
                            Weighted              Weighted              Weighted
                             Average               Average               Average
                 Number     Exercise   Number     Exercise   Number     Exercise
Fixed Options  of Shares       Price of Shares       Price  of Shares      Price
               -----------------------------------------------------------------

Balance at
 beginning
 of period       800,000     $ 0.50  2,000,000      $ 0.50         -     $ -
Granted          217,500     $ 1.50       -           -       2,000,000    0.50
Exercised           -          -    (1,200,000)       0.50         -       -
               ---------            ----------                ---------
Outstanding
 and
 exercisable
 at end of
 period        1,017,500     $ 0.71    800,000      $ 0.50    2,000,000  $ 0.50
               ---------            ----------                ---------

Weighted-
 average fair
 value of
 options
 granted
 during the
 period                      $ 2.08                 $ -                  $ -
                             ------                 ------               ------

During the 2000 fiscal year, the Company granted stock options to purchase a total of 217,500 shares exercisable at a price of $1.50 per share. The weighted average fair value of the options granted was estimated at the date of grant or amendment using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 6.23%; volatility factors of the expected market price of the Company's common stock of 1.49; option lives of 5 years; and no expected dividends. Additionally, stock options to purchase 800,000 shares at a price of $0.50 until July 31, 2000 were amended to establish a new expiry date of December 31, 2000. No stock options were granted during the 1999 fiscal year thus no weighted-average fair value has been assigned.

During the 1998 fiscal year, the Company granted stock options to purchase a total of 2,000,000 shares exercisable at a price of $0.50 per share until expiry on July 31, 2000. As these stock options were not compensatory in nature, the calculation of compensation cost under APB 25 and SFAS 123 do not apply. Accordingly, the Company's net loss and basic and diluted loss per share as reported and pro forma as if SFAS 123 had been applied are the same for the 1999 and 1998 fiscal periods.

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 8 - COMMON STOCK (continued)

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the 2000, 1999 and 1998 fiscal years:

                                      2000                                1999                        1998
                           ------------------------------   ------------------------------   ------------------------------
                                As              Pro              As              Pro             As              Pro
                              Reported         Forma          Reported          Forma          Reported         Forma
                           ------------------------------   ------------------------------   ------------------------------
Net loss for the year      $(1,106,470)     $(1,093,048)    $    (97,165)   $    (97,165)    $   (144,368)   $   (144,368)
                           ------------------------------   ------------------------------   ------------------------------

Basic and diluted
  loss per share           $     (0.06)     $     (0.07)    $      (0.01)   $      (0.01)    $      (0.01)   $      (0.01)
                           ------------------------------   ------------------------------   ------------------------------

The following stock options are outstanding at September 30, 2000:

                       Number              Price             Expiry
                      of Shares           per Share           Date
                   ---------------    ---------------    ---------------
                        800,000            $0.50         December 31, 2000
                        217,500            $1.50             June 20, 2005
                   ---------------
                      1,017,500
                   ---------------

Refer to Note 6

NOTE 9 - LOSS PER SHARE

Statement of Financial Accounting Standards No. 128: Earnings per Share ("SFAS 128") replaces the presentation of primary earnings per share ("EPS") with a presentation of both basic and diluted EPS for all entities with complex capital structures including a reconciliation of each numerator and denominator. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully-diluted EPS pursuant to previous accounting pronouncements. SFAS 128 applies equally to loss per share presentations.

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the 2000, 1999 and 1998 fiscal periods. A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 9 - LOSS PER SHARE (continued)

                              2000                 1999               1998
                         ---------------     ---------------     ---------------

Numerator, net loss for
  the period               $ (1,106,470)       $    (97,165)       $   (144,368)
                         ---------------     ---------------     ---------------

Denominator:
Weighted-average number
  of shares Outstanding      16,624,110          13,650,959          10,941,096
                         ---------------     ---------------     ---------------

Basic and diluted loss
  per share                $      (0.07)       $      (0.01)       $      (0.01)
                         ---------------     ---------------     ---------------

NOTE 10 - INCOME TAXES

Statement of Financial Accounting Standards No. 109: Accounting for Income Taxes ("SFAS 109") requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The adoption of SFAS 109 had no material effect on the Company's financial statements. Pursuant to SFAS 109, the potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

                              2000                 1999               1998
                         ---------------     ---------------     ---------------

Net operating loss
  carryforwards            $   (535,171)       $   (288,869)       $   (199,898)
                         ---------------     ---------------     ---------------

Statutory tax rate         $113,900 + 34%      $22,500 + 39%       $22,500 + 39%
                           in excess of        in excess of        in excess of
                           $335,000            $100,000            $100,000
Effective tax rate                 -                   -                   -

Deferred tax asset         $    181,958        $     96,159        $     61,460
Valuation allowance            (181,958)            (96,159)            (61,460)
                         ---------------     ---------------     ---------------

Net deferred tax asset     $       -           $       -           $       -
                         ---------------     ---------------     ---------------

The Company's net operating loss carryforward expires at various dates from the year 2007 to 2020.

The Company's subsidiary in New Zealand has tax losses of NZ$2,591,539 to offset future years taxable income in New Zealand. The realization of these tax loss benefits is dependent on generating sufficient taxable income and satisfying shareholder continuity requirements in accordance with New Zealand tax law.

--------------------------------------------------------------------------------
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

For the Years Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

NOTE 11 - COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the presentation of the 2000 fiscal year.

NOTE 12 - SUBSEQUENT EVENTS

a)   Oil and gas interest

     By a farmout agreement dated October 9, 2000, the Company assigned a 10% participating interest in PEP 38256 to Orion Exploration Limited ("Orion") in return for funding 20% of the costs of drilling the Ealing-1 and Arcadia-1 exploration wells.

     By a farmout agreement dated October 23, 2000, the Company assigned a 20% participating interest in the South Area of PEP 38256 to Magellan Petroleum Australia Limited ("Magellan") in return for funding 34% of the costs of drilling the Ealing-1 and Arcadia-1 exploration wells.

     By a farmout agreement dated November 10, 2000, the Company assigned a 20% participating interest in the North Area of PEP 38256 to Durum Cons. Energy Corp. ("Durum") in return for funding 40% of the costs of drilling the Arcadia-1 exploration well

     During October and November 2000, the Ealing-1 exploration well in the South Area and the Arcadia-1 exploration well in the North Area were drilled to target depths without encountering any significant amounts of hydrocarbons. Accordingly, both exploration wells were plugged and abandoned.

     Pursuant to the farmout agreements, the participants of PEP 38256 are the Company (50% of the North Area and 58% of the South Area), Indo-Pacific Energy Ltd. (20%), Durum Cons. Energy Corp. (20% of the North Area only), Magellan Petroleum Australia Limited (12% of the South Area only) and Orion Exploration Limited. (10%).

b)   Stock option

     By a resolution dated October 31, 2000, the Company agreed to grant a director of the Company an option to purchase 15,000 common shares at an exercise price of $2.00 per share, vesting over three years.

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Registrant's former independent auditor, KPMG LLP, Chartered Accountants, of Vancouver, British Columbia, Canada was dismissed by the Registrant on January 25, 1999. The former auditor had not expressed an opinion on any financial statements of the Registrant.

The decision to change auditors was approved by the Registrant's board of directors. The board of directors decided to dismiss the former auditor due to the belief that the former auditor would not be able to consistently meet the time requirements for the preparation of the Registrant's financial statements. There were no disagreements with the former auditor on any audit or accounting issues.

The Registrant engaged the firm of Telford Sadovnick, PLLC, Certified Public Accountants, as its new auditor.

                                         PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, municipality of residence, age and position held of the directors and executive officers of the Registrant are as follows:

Name and Municipality of      Age       Position Held
Residence

Cameron Fink                  32        President & Director
Calgary, Alberta
Canada

Mr. David Bennett(1)          54        Director & Vice-President of Exploration
Karori, Wellington
New Zealand

Alex Guidi(1)                 41        Director (2)
Vancouver, British Columbia
Canada

Arthur Evans                  69        Director(2)
Vancouver, British Columbia
Canada

Michael Hart(1)               52        Director (2)
Vancouver, British Columbia
Canada


Mark Katsumata                34        Secretary, Treasurer and Chief Financial
Vancouver, British Columbia             Officer(2)
Canada

Notes:
(1)   Member of audit committee.
(2) On August 11, 2000 Mr. Mark Katsumata resigned as corporate secretary and chief financial officer. Mr. Michael Hart replaced Mr. Katsumata as corporate secretary. On September 21, 2000 the Registrant appointed Mr. Arthur Evans to its Board of Directors to replace Mr. Alex Guidi. Mr. Guidi resigned as a director of the Registrant.

All directors have a term of office expiring at the next annual general meeting of the Registrant, unless re-elected or earlier vacated in accordance with the bylaws of the Registrant. All officers have a term of office lasting until their removal or replacement by the board of directors.

Mr. Cameron Fink has been a member of the board of directors since December 1999. On February 28, 2000 Mr. Fink also became the President of the Registrant. Mr. Fink received a B.Sc. in Geophysics at the University of Alberta, graduating in 1993 with First Class Honours. After a brief summer assignment with Chevron Canada Ltd. in Calgary, Cameron returned to do a post graduate degree at the University of Victoria. In June of 1995, he graduated with a M.Sc. in Geophysics with First Class standing and in August of 1995, Mr. Fink joined Amoco Canada Petroleum Company as an interpretation geophysicist in the exploration department, he worked primarily in the structural trapping regime of the Rocky Mountain foothills. Mr. Fink's position required that he be critically involved in the design of seismic surveys, both 2-D and 3-D, oversee the processing of the seismic data, and develop quality drillable prospects through the interpretation of these data. In the fall of 1997, Mr. Fink accepted an intra-company expatriate assignment in New Orleans, Louisiana working Amoco's offshore shelf properties in the Gulf of Mexico as an exploration/exploitation geophysicist. In September 1999 Mr. Fink left the newly merged BP Amoco group and took a position with Dominion Energy Canada Limited as a Senior Geophysicist. Mr. Fink continues to be employed with Dominion Energy Canada Limited in Calgary, Alberta, Canada.

Mr. David Bennett has been a member of the board of directors since June 1998. Mr. Bennett received a Bachelor of Arts (Natural Sciences) from Cambridge University in 1968 and a Master of Science in Exploration Geophysics from the University of Leeds in 1969. In 1973, Mr. Bennett received his doctorate in Geophysics from the Australian National University and from 1973 to 1975 conducted post-doctoral research at the University of Texas (Dallas). From 1975 to 1977, Mr. Bennett was a post-doctoral fellow and lecturer at the University of Wellington, New Zealand. From 1977 to 1982, Mr. Bennett was employed by the Department of Scientific and Industrial Research, Government of New Zealand and from 1982 to 1994 was employed as geophysicist, exploration manager and finally general manager by New Zealand Oil and Gas Ltd. Mr. Bennett was an independent consultant from 1994 to 1996 when he joined Indo-Pacific Energy Ltd. Mr. Bennett has been the president, chief executive officer and member of the board of directors of Indo-Pacific Energy Ltd. since October 1996. Since April 1997, he has also been the president and a director of Trans-Orient Petroleum Ltd. In March 2000 Mr. Bennett stepped down as president of Trans-Orient Petroleum Ltd. but continues to be a director. In April 1997 Mr. Bennett also became a member of the board of directors and president of Durum Cons. Energy Corp. In September 1999 Mr. Bennett stepped down as president of Durum Cons. Energy Corp. but continues to be a director. Durum Cons. Energy Corp is a participating member of a joint venture that is conducting petroleum exploration within Papua New Guinea. Durum Cons. Energy Corp. currently has no full time employees.

Mr. Alex Guidi has been a member of the board of directors and promoter of the Registrant since August 1997. Between February 9, 2000 to February 28, 2000, Mr. Guidi also held the position of President of the Registrant. Mr. Guidi has been chairman of the board and a member of the board of directors of the Indo-Pacific Energy Ltd. since October 1996. In April 2000, Mr. Guidi stepped down as Chairman of Indo-Pacific Energy Ltd., but continues to be a member of the board of directors. From July 1988 to December 1995, Mr. Guidi was a member of the board of directors of Trans-Orient Petroleum Ltd. and was reelected a member of the board of directors on January 28, 1998 and chairman on April 22, 1998. From December 1990 to May 1996, Mr. Guidi was a member of the board of directors of Durum Cons. Energy Corp. and was president from August 1992 to May 1996. On September 21, 2000 the Registrant appointed Mr. Arthur Evans to its Board of Directors to replace Mr. Alex Guidi. Mr. Guidi resigned as a director of the Registrant.

Mr. Arthur Lynden Evans has been a member of the board of directors since September 2000. In 1979, Mr. Evans joined Ranger Oil Limited as Manager of International Exploration. Mr. Evans directed the ongoing activities in China, Australia and Guyana and worked on evaluating many other projects in Norway, Botswana, Indonesia and New Zealand. In 1985, Mr. Evans accepted a position with Petro-Canada Inc. as Vice-President of International Exploration. Mr. Evans was responsible for on-going international projects and for initiating new ventures in selected areas such as Colombia and Indonesia. In September 1986, Mr. Evans left Petro-Canada Inc. and started Evans International Consulting Ltd. As President of the Company, Mr. Evans continued to develop business deals in the natural resource industries, primarily focusing on the Pacific Rim and promoting petroleum exploration in British Columbia.

Mr. Hart became a director of the Registrant on December 15, 1999. Between September 1995 to April 1996, Mr. Hart was an employee of Balcomp Developments Ltd., a company located in Edmonton, Alberta, which provided road construction services to the pulp and paper industry. While at Balcomp Developments Ltd., Mr. Hart worked within research and development for the purpose of aiding the company to develop a new division which would provide a marketplace for the buying and selling of used construction equipment. In October of 1996, Mr. Hart went to work for, CanAfrica Mining Co. Ltd., a private mining company whose business consisted of gemstone and precious metals exploration within Kenya, South Africa and Mozambique. My Hart's function at Can Africa Mining Co. Ltd. was as an assistant to the Managing Director. Mr. Hart's position with CanAfrica Mining Co. Ltd. continued until September 1997. Between September 1997 until early 1998, Mr. Hart joined Scimtar Hydrocarbon's Corp. as an investor relations officer. During the period in which Mr. Hart was employed, Scimtar Hydrocarbons Corp. was an Alberta Stock Exchange listed company whose business was oil and gas exploration primarily in the Middle East. Between March 1998 to March 1999, Mr. Hart was a partner in M. Nigro Consulting Ltd. a partnership formed for the purpose of providing investor relations services to public companies trading on the Alberta Stock Exchange. From April 1999 until present Mr. Hart has held the position of president of Hart-Byrne Enterprises Ltd. Hart-Byrne Enterprises Ltd. is a private company formed by Mr. Hart and other investors which is developing specialized products for the music industry. Mr. Hart is also president of On The Wing Productions Inc., a private company which is also developing products for the music industry. On August 11, 2000 Mr. Mark Katsumata resigned as corporate secretary and chief financial officer. Mr. Michael Hart replaced Mr. Katsumata as corporate secretary.

Mr. Katsumata was appointed secretary-treasurer on June 25, 1998. Mr. Mark Katsumata was a director of the Registrant from February, 1997 to August 1997 and secretary from February 20, 1997 to August 6, 1997 Mr. Katsumata is a certified general accountant who was in public practice from 1990 to 1994 with the firm DeVisser & Company in Vancouver, B.C. From October 1994 until present, Mr. Katsumata has been the secretary and controller of Indo-Pacific Energy Ltd. Between December 1995 until April 1997 Mr. Katsumata was also a director of Trans-Orient Petroleum Ltd. and also was Trans-Orient Petroleum Ltd.'s secretary and chief financial officer from March 1995 until December 1995. In December 1997 and July 1997, respectively, Mr. Katsumata was reelected as chief financial officer and secretary of Trans-Orient Petroleum Ltd. and continued to fulfil these two positions until stepping down from both in September 2000. Between December 1997 and September 2000, Mr. Katsumata was secretary and chief financial officer of Durum Energy Cons. Ltd. Between January 1998 and April 2000 Mr. Katsumata was the chief financial officer of Verida Internet Corp. and between January 1998 and July 2000 Mr. Katsumata was also the corporate secretary. Mr. Katsumata has been employed as a certified general accountant for by DLJ Management Corp. since January 2000. Mr. Katsumata spends approximately

15% of his time on the business of the Registrant while the remainder of his time is spent on other companies. On August 11, 2000 Mr. Mark Katsumata resigned as corporate secretary and chief financial officer. Mr. Michael Hart replaced Mr. Katsumata as corporate secretary.

None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature nor have they been subject to such proceedings within the last five years.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

(1) Mr. Cameron Fink was approximately 2 days late in the filing his July 2000 Form 4 which was required to report the initial granting of his options. (2) Mr. David Bennett was approximately 2 days late in the filing his July 2000 Form 4 which was required to report the initial granting of his options. (3) Mr. Michael Hart was approximately 2 days late in the filing his July 2000 Form 4 which was required to report the initial granting of his options. (4) Mr. Mark Katsumata was approximately 2 days late in the filing his July 2000 Form 4 which was required to report the initial granting of his options.

ITEM 10   EXECUTIVE COMPENSATION

Directors and Officers of our company have received the following compensation for the fiscal year ending September 30, 2000:

----------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                  Long-Term Compensation
                                                                       ----------------------------------------
                                                                                  Awards             Payouts
                                   -----------------------------------------------------------------------------------------
(a)                       (b)          (c)         (d)         (e)          (f)           (g)           (h)          (i)
                                                              Other                     Securities                   All
                                                              Annual      Restricted      Under                     Other
                                                             Compen-        Stock        Options/       LTIP       Compen-
Name and                              Salary      Bonus      sation        Award(s)       SARs         Payouts     sation
Principal Position        Year         ($)         ($)        ($)            ($)          (#)            ($)         ($)
----------------------------------------------------------------------------------------------------------------------------
David Bennett             2000           -           -         7,175         -          60,000(1)       -           -
Vice-President of         1999           -           -         4,483         -            -             -           -
Exploration & Director    1998           -           -         4,295         -            -             -           -

Cameron Fink
President & Director      2000           -           -          -            -          20,000          -           -
                          1999           -           -          -            -            -             -           -
                          1998           -           -          -            -            -             -           -

Arthur Evans              2000           -           -          -            -          15,000          -           -
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Director (2)              1999           -           -          -            -            -             -          -
                          1998           -           -          -            -            -             -          -

Michael Hart              2000           -           -          -            -          15,000          -          -
Director(2)               1999           -           -          -            -            -             -          -
                          1998           -           -          -            -            -             -          -

Alex Guidi                2000           -           -          -            -            -             -          -
Director (2)              1999           -           -          -            -            -             -          -
                          1998           -           -        18,000         -            -             -          -

Mark Katsumata            2000           -           -          -            -          10,000          -          -
Secretary,                1999           -           -          -            -            -             -          -
Treasurer & Chief         1998           -           -          -            -            -             -          -
Financial Officer (2)
----------------------------------------------------------------------------------------------------------------------------

(1) Of the 60,000 shares reported to be held under option, 10,000 are attributable to Mr. David Bennett's spouse Jenni Lean. The options are held within a family trust of which Mr. Bennett and Jenni Lean are beneficiaries.

(2) On August 11, 2000 Mr. Mark Katsumata resigned as corporate secretary and chief financial officer. Mr. Michael Hart replaced Mr. Katsumata as corporate secretary. On September 21, 2000 the Registrant appointed Mr. Arthur Evans to its Board of Directors to replace Mr. Alex Guidi. Mr. Guidi resigned as a director of the Registrant.

The Registrant does not have any long-term incentive plans to the Named Executive Officers during the 2000 fiscal year.

There are no standard or other arrangements pursuant to which the Registrant's directors were compensated in their capacity as such during the 2000 fiscal year, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. The Registrant may, however, determine to compensate its directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, the directors of the Registrant are entitled to participate in the Registrant's stock option plan. See the below description of the stock option plan in this section.

There are no compensation arrangements for employment, termination of employment or change-in-control between the Registrant and the Named Executive Officers.

The Registrant does not have a compensation committee of the board of directors established.

The Registrant established a non-qualified stock option plan (the "Plan") for directors, officers, employees and consultants who provide services to the Registrant. Under the terms of the plan, 3,000,000 shares will be reserved for issuance under the plan. Any options issued under the plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant.

Option/Sar Grants In The Last Fiscal Year

--------------------------------------------------------------------------------
                              Percentage
                Number of     of Options
                Securities    granted to     Exercise  Market
                Underlying    Employees      or Base  Price on
                 Options       in the         Price    Date of      Expiration
Name           Granted (#)    Fiscal Year     ($/Sh)    Grant           Date
--------------------------------------------------------------------------------
Cameron         20,000(1)       8.6%           1.50     2.35    June 20, 2005
Fink
--------------------------------------------------------------------------------
Mr. David       60,000(1)      25.81%          1.50     2.35    June 20, 2005
Bennett
--------------------------------------------------------------------------------
Arthur          15,000(1)       6.45%          2.00     2.00    October 31, 2005
Evans
--------------------------------------------------------------------------------
Michael         15,000(1)       6.45%          1.50     2.35    June 20, 2005
Hart
--------------------------------------------------------------------------------
Mark            10,000(1)       4.3%           1.50     2.35    June 20, 2005
Katsumata
--------------------------------------------------------------------------------

(1) The options granted are subject to a vesting schedule whereby 1/6 of the total granted vests every six months from the date of granting. Additionally the options carry restrictions on resale whereby a maximum of 25% of the amount vested can be resold in any 30 day period.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year- End Option Values

No stock options were exercised by any named executive officer during the 2000 fiscal year.

--------------------------------------------------------------------------------
                                                  Number of
                                                  securities
                                                  underlying      Value of
                                                  unexercised    unexercised
                                                 options as of   in-the-money
                                                  December 20,  options December
                                                    2000(#)      20, 2000(1)($)
--------------------------------------------------------------------------------
                   Shares Acquired    Value      Exercisable/    Exercisable/
Name               on exercise(#)   Realized($) unexercisable   unexercisable
--------------------------------------------------------------------------------
Cameron Fink          nil              nil       3,334/16,666        nil/nil
--------------------------------------------------------------------------------
Mr. David Bennett     nil              nil      10,001/49,999(2)     nil/nil
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                  Number of
                                                  securities
                                                  underlying      Value of
                                                  unexercised    unexercised
                                                 options as of   in-the-money
                                                  December 20,  options December
                                                    2000(#)      20, 2000(1)($)
--------------------------------------------------------------------------------
                   Shares Acquired    Value      Exercisable/    Exercisable/
Name               on exercise(#)   Realized($) unexercisable   unexercisable
--------------------------------------------------------------------------------
Arthur Evans          nil              nil       2,500/12,500        nil/nil
--------------------------------------------------------------------------------
Michael Hart          nil              nil       2,500/12,500        nil/nil
--------------------------------------------------------------------------------
Mark Katsumata        nil              nil       1,667/8,334         nil/nil
--------------------------------------------------------------------------------

(1)   Based on a December 20, 2000 closing price of $0.15 per share.
(2) Of the 10,001 shares excercisable, 8,334 shares are attributable to the option granted to Mr. David Bennett while 1,667 are attributable to an option granted to his spouse Jennie Lean.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant's securities are recorded on the books of its transfer agent in registered form. However, a majority of such shares are registered in the name of intermediaries such as brokerage houses and clearing houses on behalf of their respective clients and the Registrant does not have knowledge of the beneficial owners thereof. The Registrant is not directly or indirectly owned or controlled by a corporation or foreign government.

As of December 20, 2000, the Registrant had an authorized share capital of 100,000,000 common shares with a par value of $0.00001 per share of which 19,600,000 shares were issued and outstanding.

The following table sets forth, as of December 20, 2000, the beneficial shareholdings of persons or entities holding five per cent or more of the Registrant's common stock, each director individually, each named executive officer and all directors and officers of the Registrant as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

================================================================================
                        Amount and
Name and                Nature
Address Owner           Beneficial                                      Percent
of Beneficial           Ownership       Position                       of Class
--------------------------------------------------------------------------------
Cameron Fink               3,334(1)     President and                    0.02%
#30, 4810-40th Ave, SW                  Director
Calgary, Alberta,
T3E 1E5
--------------------------------------------------------------------------------

================================================================================
                        Amount and
Name and                Nature
Address Owner           Beneficial                                      Percent
of Beneficial           Ownership       Position                       of Class
--------------------------------------------------------------------------------
Michael Hart               2,500(2)     Director                         0.01%
3331 Beach Avenue
Roberts Creek, BC
V0N 2W0
--------------------------------------------------------------------------------
Alex Guidi                4,477,500     Director(3)                     22.84%
1408-1050 Burrard St      shares
Vancouver, BC
V6Z 2S3
--------------------------------------------------------------------------------
Arthur Evans              2,500(4)      Director                         0.01%
Suite 403
2008 Fullerton Ave.
Vancouver, BC
V7P 3G7
--------------------------------------------------------------------------------
David Bennett             30,000        Director                         0.15%
736 Makara Rd,            shares (5)
PO Box 17-217
Karori,
Wellington, NZ
--------------------------------------------------------------------------------
Mark Katsumata            9,667         Secretary, Treasurer and         0.05%
15755 92B Avenue          shares (6)    Chief Financial Officer(7)
Surrey, BC
V4N 3B2
--------------------------------------------------------------------------------
All officers and          4,525,501(8)                                 23.08%(8)
directors as a
group
--------------------------------------------------------------------------------
Trans-Orient              14,000,000                                     56%
Petroleum Ltd.            shares (9)
1200
1090 West Pender Street,
Vancouver, British Columbia
V6E 2N7
--------------------------------------------------------------------------------
Brad Holland             1,173,500                                       5.99%
Brad Holland             shares
P.O. Box 2314
Dhahran,
Saudi Arabia
31311
================================================================================

(1) These shares represent common shares that may be acquired within the next 60 days under a stock option held by the individual.
(2) These shares represent common shares that may be acquired within the next 60 days under a stock option held by the individual.
(3) On September 21, 2000 the Registrant appointed Mr. Arthur Evans to its Board of Directors to replace Mr. Alex Guidi. Mr. Guidi resigned as a director of the Registrant but remains an affiliate due to his ownership of greater than 10% of the Registrant's outstanding common shares.

(4) These shares represent common shares that may be acquired within the next 60 days under a stock option held by the individual.
(5) Of the shares reported to be owned, 10,000 represent common shares that may be acquired within the next 60 days under a stock option held by the individual and his spouse.
(6) Of the shares reported to be owned, 1,667 represent common shares that may be acquired within the next 60 days under a stock option held by the individual.
(7) On August 11, 2000 Mr. Mark Katsumata resigned as corporate secretary and chief financial officer. Mr. Michael Hart replaced Mr. Katsumata as corporate secretary. Subsequent to August 11, 2000 Mr. Katsumata is no longer an officer of the Registrant.
(8) The number of shares owned by management as a group includes Mr. Alex Guidi's and Mr. Mark Katsumata's ownership interests as both served in the management of the Registrant for almost the entire fiscal 2000 year. However, for fiscal 2001 their interests will not be considered in calculating the number of shares owned by management assuming neither return to their positions within the management of the Registrant. As a result the shares reported to be owned by management is expected to significantly decrease in the next reporting document.
(9) Of the 14,000,000 common shares reported, 800,000 is attributable to fully vested stock options excisable within 60 days that are held by a wholly owned subsidiary of Trans-Orient Petroleum Ltd.; while a further 5,000,000 reported is attributable to common shares issuable under warrants within the next 60 days. Trans-Orient Petroleum Ltd. is a publicly owned company with a registered office in Vancouver, British Columbia. Mr. Alex Guidi, is the President, a member of the board of directors and the largest shareholder of Trans-Orient Petroleum Ltd.

Changes in Control of the Registrant

As at December 20, 2000, Trans-Orient Petroleum Ltd. owns 8,200,000, approximately 42% of the outstanding common shares outright and has the right to acquire a further 5,800,000 common shares of the Registrant through the exercise of fully vested options and warrants. Upon full exercise of these options and warrants and assuming no other issuances by the Registrant to other parties, Trans-Orient Petroleum Ltd. can increase there ownership to 55.11% of the Registrant and thereby effectively control the Registrant. Trans-Orient Petroleum Ltd. is a Yukon incorporated, publicly traded company with its head office located in Vancouver, BC, Canada

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions
--------------------------

The following transactions are reported as transactions between the Registrant and a related party for the last two years prior:


(a) On November 20, 2000 the Registrant's board of directors ratified, with Mr. David Bennett and Mr. Michael Hart declaring an interest and abstaining from voting, a farmout agreement earlier entered into with Durum Cons. Energy Corp. "Durum". Pursuant to the agreement the Registrant granted Durum a twenty percent (20%) beneficial interest in the North Area of PEP 38256, which includes the site of the Arcadia-1 well, with effect from the date on which the Arcadia-1 well spudded; In exchange for the interest Durum must, among other things, contribute 40% of the costs to drill the

     Arcadia-1 well and thereafter pay 20% of the costs associated with the North Area of the Permit. Additionally, Durum must pay 20% of the past costs incurred by the Registrant to up to the point of drilling the Arcadia -1 well. Two of the Registrant's directors, Mr. David Bennett and Mr. Michael Hart are also directors of Durum, but neither own any common shares in Durum. Mr. Alex Guidi, a former director of the Registrant, and a major shareholder in the Registrant, owns 200,000 common shares of Durum.

(b) During the fiscal year the Registrant incurred $56,100 of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company for administrative and accounting services. The transaction constitutes a related party transaction because Trans-Orient Petroleum Ltd. is an affiliate of the Registrant through its beneficial ownership of 8,200,000 common shares (representing 26.67% of the Registrant's outstanding common shares) which consisted of and unexercised warrants and options to acquire up to 5,800,000 more common shares. Additionally, Mr. David Bennett is a member of the board of directors of Trans-Orient Petroleum Ltd. and beneficially owns 400,000 common shares and an option to acquire 1,025,000 common shares of Trans-Orient Petroleum Ltd. Additionally, Mr. Alex Guidi an affiliate of the Registrant and is also the President and a member of the board of directors of Trans-Orient Petroleum Ltd. Mr. Guidi was a controlling shareholder of the Registrant (see PART III ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) and was also a controlling shareholder of Trans-Orient Petroleum Ltd. owning 15,001,400 common shares of Trans-Orient Petroleum Ltd. and further options/warrants to acquire 6,000,000 common shares.

(c) During the fiscal year the Registrant paid Triad Creative Inc. a total of $51,868 for web design and corporate materials design. Triad Creative Inc. is a marketing and design company which is a wholly subsidiary of Verida Internet Corp. The transaction constitutes a related party transaction because Mr. Alex Guidi, an affiliate of the Registrant is also affiliated to Verida through his ownership of 3,026,000 common shares of Verida.

(d) On April 10, 2000 the Registrant issued 5,000,000 units in a non-brokered private placement to Trans-Orient Petroleum Ltd. for total proceeds of $250,000. Each Unit consists of one share of common stock and one warrant to purchase an additional common share at any time until April 10, 2005 at a price of $1.00 per share. Trans-Orient Petroleum Ltd. is a Yukon incorporated company public company with a registered office in British Columbia. The transaction constitutes a related party transaction because at the date of the issuance Trans-Orient Petroleum Ltd. was an affiliate of the Registrant through its beneficial ownership of 4,000,000 common shares (representing 26.67% of the Registrant's outstanding common shares) which consisted of 3,200,000 common shares and unexercised warrants to acquire up to 800,000 more common shares. Additionally, Mr. David Bennett was at the date of the transaction a member of the board of directors of Trans-Orient Petroleum Ltd. and beneficially owned 400,000 common shares and an option to acquire 1,025,000 common shares of Trans-Orient Petroleum Ltd. Additionally, Mr. Alex Guidi at the date of the transaction was a member of the board of directors of the Registrant and is also a member of the board of directors of Trans-Orient Petroleum Ltd. Mr. Guidi was a controlling shareholder of the Registrant (see PART I ITEM 4 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) and was also a controlling shareholder of Trans-Orient Petroleum Ltd. owning 15,001,400 common shares of Trans-Orient Petroleum Ltd. and further options/warrants to acquire 6,000,000 common shares.

(e) By an agreement dated June 25, 1998, the Registrant was granted an option to earn a 30% participating interest (15% from each of Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd.) in Petroleum Exploration Permit 38256, Canterbury Basin, South Island, New Zealand exercisable by paying for the costs of a 200-kilometer seismic program and was granted the right to elect to earn up to a further 50% participating interest (25% from each of Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd.) by paying for any additional seismic to define two drilling prospects and the costs of drilling two exploration wells (the "Drilling Option"). On June 28, 2000 the Registrant exercised the Drilling Option to earn a further 50% interest. The transaction constitutes a related party transaction as, in addition to being a senior officer and a director of the Registrant, Mr. David Bennett is also the president, chief executive officer and member of the board of directors of Indo-Pacific Energy Ltd. and was at the date of the transaction the president and a member of the board of directors of Trans-Orient Petroleum Ltd. Additionally Mr. Bennett beneficially owned 20,000 common shares of the Registrant and also beneficially owned 3,000 common shares and an option to acquire a further 250,000 common shares in Indo Pacific Energy Ltd. Additionally, Mr. Bennett beneficially owned 200,000 common shares and options/warrants to acquire a further 1,200,000 common shares in Trans-Orient Petroleum Ltd. At the date of the transaction, Mr. Alex Guidi was a director and controlling shareholder of the Registrant and was also the Chairman, member of the board of directors and controlling shareholder of Indo-Pacific Energy Ltd. Mr. Guidi was also the Chairman and a member of the board of directors of Trans-Orient Petroleum Ltd. Mr. Guidi held 3,195,000 common shares in the Registrant and 6,560,194 common shares and options/warrants to acquire 994,000 common shares of Indo-Pacific Energy Ltd. Mr. Guidi also owned 10,021,400 common shares of Trans-Orient Petroleum Ltd. and a further options/warrants to acquire 6,800,000 common shares in Trans-Orient Petroleum Ltd.

(f) By agreements dated December 3, 1998, October 26, 1999 and February 23, 2000, the Drilling Option was extended to June 15, 2000 and the conditions of the above mentioned Drilling Option have been amended accordingly. (See paragraphs (d) and (e) above for a description of the relation ship between the parties).

(g) By agreements dated June 25, 1998 and July 25, 1998, the Registrant issued 1,000,000 shares to Source Rock Holdings Ltd. ("Source Rock"), a wholly owned subsidiary of Indo-Pacific Energy Ltd., at a price of US$0.25 per share and 1,000,000 shares to Reservoir Rock Holdings Ltd. ("Reservoir Rock"), a wholly owned subsidiary of Trans-Orient Petroleum Ltd., for US $0.25 per share. (See paragraphs (d) and (e) above for a description of the relation ship between the parties).

(h) By agreements dated June 25, 1998, the Registrant granted to each of Source Rock and Reservoir Rock an option to acquire 1,000,000 shares exercisable at a price of US$0.50 per share before the earlier of July 31, 2000 or thirty business days after the Registrant or any subsidiary of the Registrant ceases to have a right to earn an interest in, or to hold an interest in, PEP 38256, Canterbury Basin, South Island, New Zealand. On March 17, 1999, Source Rock exercised part of its option and acquired 800,000 shares of the Registrant in exchange for the payment of $400,000. Additionally, on March 17, 1999, Reservoir Rock exercised its part of its option and acquired 400,000 shares of the Registrant in exchange for the payment of $200,000. (See paragraphs (d) and (e) above for a description of the relation ship between the parties).

Control By Parent
-----------------

As at December 20, 2000 Trans-Orient Petroleum Ltd. owns 8,200,000, approximately 42% of the outstanding common shares outright and has the right to acquire a further 5,800,000 common shares of the Registrant through the exercise of fully vested options and warrants. Upon full exercise of these options and warrants and assuming no other issuances by the Registrant to other parties, Trans-Orient Petroleum Ltd. can increase there ownership to 56% of the Registrant. Trans-Orient Petroleum Ltd. is a Yukon incorporated, publicly traded company with its head office located in Vancouver, BC, Canada. (See disclosure under Related Party Transactions of this ITEM 7)

Transactions with Promoter
--------------------------

In addition to his position in the management of the Registrant, Mr. Alex Guidi is the promoter of the Registrant. During the previous five-year period Mr. Guidi received directly or indirectly, from the Registrant the following:

On April 2, 1997, Pacific Reach Management Ltd., a private company wholly-owned by Alex Guidi, was issued 195,000 shares at a price of $0.10 per share under Regulation D (Rule 504), for total proceeds paid by Pacific Reach Management Ltd. of $19,500.

On August 11, 1997, International Resource Management Corporation (formerly 437577 B.C. Ltd.), a private company wholly-owned by Alex Guidi, was issued 3,000,000 shares at a price of $0.01 per share under Regulation S (901), for total proceeds paid by International Resource Management Corporation of $30,000.

ITEM 13.   INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

During the fiscal year ending September 30, 2000 the Registrant filed the following material change reports on Form 8-K:

Date              Description
----              -----------
July 5, 2000      Announcement of the Registrant's exercise of a drilling option on its sole property PEP 38256.

Subsequent to the Registrant's fiscal year end dated September 30, 2000 and up to December 20, 2000 the Registrant filed material change reports on Form 8-K:

Date              Description
----              -----------
October 18, 2000  Change in permit conditions and Relinquishment of part of the Permit Area.
October 24, 2000  Farmout Agreement with third party.
November 7, 2000  Farmout Agreement with third party.
December 5, 2000  Farmout Agreement with third party.

The following exhibits required by Item 601 of Regulation S-B are filed herewith:

Exhibit Number                              Description
--------------                              -----------

3.1     Initial Articles of Incorporation, as filed February 20, 1997 (1)
3.2     Bylaws(1)
3.3 Articles of Amendment to the Articles of Incorporation, as filed on July 27, 1998(1)
16      Change of Accountant Letter
27      Financial Data Schedule
99.1    PEP 38256 Option Agreement dated June 25, 1998(1)
99.2 Amending Agreement #1, Amendment #2 and Amendment Agreement #3 to PEP 38256 Option Agreement dated December 3, 1998, October 26, 1999 and February 23, 2000.(1)
99.3    PEP 38256 Joint Operating Agreement(1)
99.4    AMG Oil Ltd. 2000 Stock Option Plan(1)
99.5    Amended Permit Terms to PEP 38256(2)
99.6    Farmout Agreement with Orion Exploration Limited(3)
99.7    Farmout Agreement with Magellan Petroleum Australia Ltd.(4)
99.8    Farmout Agreement with Durum Cons. Energy Ltd.(5)
(1) Herein incorporated by reference as previously included in the Registrant's Registration Statement on Form 10-SB filed on March 24, 2000 and amendments filed May 26, 2000.
(2) Herein incorporated by reference as previously included in the Registrant's Form 8-K filed on October 18, 2000.
(3) Herein incorporated by reference as previously included in the Registrant's Form 8-K filed on October 24, 2000.
(4) Herein incorporated by reference as previously included in the Registrant's Form 8-K filed on November 7, 2000.
(5) Herein incorporated by reference as previously included in the Registrant's Form 8-K filed on December 5, 2000.

Exhibit 16

KPMG

        KPMG LLP
        Chartered Accountants
        Box 10428 777 Dunsmuir Street                   Telephone (604) 691-3000
        Vancouver BC  V7Y 1K3                           Telefax (604) 691-3031
        Canada                                          www.kpmg.ca




United States Securities and Exchange Commission



December 21, 2000



Dear Sirs:

AMG Oil Ltd. (the "Company") - Change of Auditor

We have reviewed Item 3, Changes in and Disagreements with Accountants, of Amendment No. 2 to Form 10SB dated December 21, 2000 prepared by the Company and we agree with the information contained therein, based upon our understanding at this date.



/s/ KPMG LLP

Chartered Accountants

N.J/ (Norm) Mayr
Partner
(604) 691-3060

NJM:cec

                                        SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this signature page to be signed on its behalf by the undersigned, thereunto duly authorized.

AMG OIL LTD.


Name                              Title                        Date
/s/Cameron Fink
-------------------------------
Cameron Fink                      President and Director       December 21, 2000
/s/Michael Hart
-------------------------------
Michael Hart                      Director & Corporate         December 21, 2000
                                  Secretary
/s/David Bennett
-------------------------------
David Bennett                     Director                     December 21, 2000