Form 10QSB
period 2000-12-31
AMG OIL LTD
filed 2001-02-14
CIK 1109504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2000

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

  Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]                 No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share:
19,600,000 outstanding as of February 10, 2001

   Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets
----------------------------------------------------------------------------


----------------------------------------------------------------------------
                              December 31,     December 31,   September 30,
                                 2000             1999            2000
                              (Unaudited -     (Unaudited -
                               Prepared by      Prepared by
                               Management)      Management)
----------------------------------------------------------------------------
Assets
Current
Cash                          $   357,538    $   257,573    $   850,808
Accounts receivable                   857            212            163
Prepaid expenses                    4,008          3,439          6,403
----------------------------------------------------------------------------

                                  362,403        261,224        857,374

Investments(Note 3)                14,963         39,775         31,041
Property and Equipment              5,120           -             5,378
Oil and gas interest(Note 4)      295,055        965,821        497,987
----------------------------------------------------------------------------

Total Assets                  $   677,541    $ 1,266,820    $ 1,391,780
============================================================================

Liabilities
Current
Accounts payable and
 accrued liabilities          $     8,029    $     6,057         15,012
Due to related parties
 (Note 5)                          49,742         12,939         23,404
----------------------------------------------------------------------------

Total Liabilities                  57,771         18,996         38,416
----------------------------------------------------------------------------

Commitments and Contingencies
(Notes 1 and 6)

Stockholders' Equity

Common stock, $0.00001 par
 value;(Note 7)
 100,000,000 shares
 authorized;
Issued and outstanding at
 December 31,
 2000: 19,600,000 shares
 1999: 14,200,000 shares              196            142            196
Additional paid-in capital      2,758,989      1,530,858      2,723,059
Deficit accumulated during
 the development stage         (2,139,415)      (283,176)    (1,369,891)
----------------------------------------------------------------------------

Total Stockholders' Equity        619,770      1,247,824      1,353,364
----------------------------------------------------------------------------

Total Liabilities and
 Stockholders' Equity         $   677,541    $ 1,266,820    $ 1,391,780
============================================================================



         See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

                                                                    Cumulative
                                                                       From
                                                                    Inception
                                Three months      Three Months      on February
                                   Ended             Ended            1997 to
                                December 31,      December 31,      December 31,
                                    2000             1999              2000
--------------------------------------------------------------------------------

Expenses

General and administrative         56,200            10,069          410,469
Loss on sale of investment           -                 -              16,135
Write-down of investment           16,078            13,101          230,810
Write-down of oil and gas
  interest                        702,478              -           1,537,034
--------------------------------------------------------------------------------

                                  774,756            23,170        2,194,448
--------------------------------------------------------------------------------

Other Income

Interest Income                     5,232             3,415           48,094
Gain on sale of oil and gas
 interest                            -                 -               6,939
--------------------------------------------------------------------------------
                                    5,232             3,415           55,033
--------------------------------------------------------------------------------

Net loss for the period        $(769,524)        $  (19,755)     $(2,139,415)
================================================================================

Basic and diluted loss
 per share(Note 8)             $   (0.04)        $    (0.00)     $     (0.11)
================================================================================



         See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

                                                                    Cumulative
                                                                       From
                                                                     Inception
                                Three months      Three Months      on February
                                   Ended             Ended            1997 to
                                December 31,      December 31,      December 31,
                                    2000             1999              2000
--------------------------------------------------------------------------------

Operating Activities
Net loss for the period         $ (769,524)        $ (19,755)      $(2,139,415)
Adjustments to reconcile net
 loss to cash applied to
 operating activities:
 Depreciation                          359              -                  769
Compensation expense from
 stock Options                      35,930              -               78,185
 Loss on sale of investments           -                -               16,135
 Write-down of investments          16,078            13,101           230,810
 Write-down of oil and
  gas interest                     702,478              -            1,537,034
 Gain on sale of oil and
  gas interest                        -                 -               (6,939)
Changes in non-cash working
 capital:
 Accounts receivable                  (694)              120              (857)
 Accounts payable and
  accrued liabilities                3,817               (15)           18,829
 Due to related parties             15,538            12,939            38,942
 Prepaid expenses                    2,395            (3,439)           (4,008)
--------------------------------------------------------------------------------

Net cash provided by
 (used in) operating
 Activities                          6,377             2,711          (230,515)
--------------------------------------------------------------------------------

Financing Activities
Common shares issued for cash         -                 -            2,681,000
--------------------------------------------------------------------------------

Net cash provided by
 financing activities                 -                 -            2,681,000
--------------------------------------------------------------------------------

Investing Activities
Purchase of investments               -                 -             (324,856)
Proceeds from sale of
 investments                          -                 -               72,948
Oil and gas exploration
 expenditures                     (499,546)           (3,267)       (1,835,150)
Purchase of property and
 equipment                            (101)             -               (5,889)
--------------------------------------------------------------------------------

Net cash used in investing
 activities                       (499,647)           (3,267)       (2,092,947)
--------------------------------------------------------------------------------

Net increase (decrease) in
 cash during the period           (493,270)             (556)          357,538
Cash position - Beginning
 of period                         850,808           258,129              -
--------------------------------------------------------------------------------

Cash position - End
 of period                      $  357,538         $ 257,573       $   357,538
================================================================================



         See accompanying notes to the consolidated financial statements

--------------------------------------------------------------------------------
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statement of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------

For the Three Months Ended December 31, 2000
--------------------------------------------------------------------------------


                                                         Deficit
                                                        Accumulated     Total
                                           Additional    During the     Stock-
                        Common Stock        Paid-in     Development    holders'
                     Shares      Amount     Capital       Stage         Equity
                  --------------------------------------------------------------
Balance at
September 30, 2000  19,600,000   $196    $2,723,059    $(1,369,891)  $1,353,364

Net compensation
 expense from
 stock options                               35,930                      35,930

Net loss during
 the period                                               (769,524)    (769,524)
                  --------------------------------------------------------------
Balance at
 December 31,2000  19,600,000    $196    $2,758,989     $(2,139,415) $  619,770
                  ==============================================================




         See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Three Months Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


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

Refer to Note 6

NOTE 2  -  ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim consolidated financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2000 Form 10-KSB. All material adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Interim Consolidated Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Three Months Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENTS

Investments are comprised of 79,400 common shares (December 31, 1999: 79,400 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (December 31, 1999: $235,773) and having a fair value of $4,963
(December 31, 1999: $29,775) and 600,000 common shares (December 31, 1999:
600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (December 31, 1999: $10,000). During the quarter ended December 31, 2000 the Company recorded a write-down of investments of $16,078, compared to a $13,101 write-down for the comparable period in 1999, resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings.

Refer to Note 5

NOTE 4 - OIL AND GAS INTEREST

As at December 31, 2000, the Company has a 50% participating interest in the North Area and 58% participating interest of the South Area in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area is required to be relinquished upon renewal of PEP 38256, by August 25, 2002. The other participant's in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, Durum Cons. Energy Corp. ("Durum") (20% of the North Area only), Magellan Petroleum Australia Limited (12% of the South Area only) and Orion Exploration Limited (10%).

At December 31, 2000, PEP 38256 is in good standing with respect to its work commitments. The Company's share of the committed work program for the balance of the 2001 fiscal year requires an estimated $50,000 of exploration expenditures to be incurred.

Refer to Notes 5 and 6

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company noted below involve publicly traded companies having some common directors, officers and/or a principal shareholder. These companies are Indo-Pacific Energy Ltd. ("Indo-Pacific"), Trans-Orient Petroleum Ltd. ("Trans-Orient"), Durum Cons. Energy Corp. ("Durum") and Gondwana Energy, Ltd. ("Gondwana").

a)  Investments

    Investments consist of 79,400 common shares of Trans-Orient and 600,000 common shares of Gondwana.

    Refer to Note 3

b)  Oil and Gas Interest

    By a farmout agreement dated November 10, 2000, the Company assigned a 20% participating interest in the North Area of PEP 38256 to Durum in return for funding 40% of all costs of drilling the Arcadia-1 exploration well.

    Refer to Note 4

c)  Private Placements and Stock Options

    By a resolution dated October 31, 2000, the Company agreed to grant a director of the Company an option to purchase 15,000 common shares at an exercise price of $2.00 per share, vesting over three years.

    Refer to Note 7

d)  Consulting Agreements

    During the quarter ended December 31, 2000, the Company paid $4,817 (1999:
    $632) in consulting fees to directors of the Company. During the quarter ended December 31, 2000, the Company incurred $ 9,218 (1999: $ Nil) in consulting fees to a Company having directors, officers and/or principal shareholders in common with the Company.

e)  Due to Related Parties

    At December 31, 2000 the Company owed $49,742 (December 31, 1999: Nil) to certain companies having some common directors, officers and/or a principal shareholder in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

f)  Other

    During the quarter, the Company incurred $19,791 of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company participates in oil and gas exploration and development activities as a joint venturer with related parties and is contractually committed under agreements to complete certain exploration programs. The Company's management estimates that the total commitments under various agreements are approximately $100,000

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

NOTE 7 - COMMON STOCK

a)  Authorized and Issued Share Capital

    The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At December 31, 2000, there were 19,600,000 shares (December 31, 1999: 14,200,000 shares) issued and outstanding.

b)  Stock Options

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

    In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the quarters ended December 31, 2000 and 1999:


                                     2000                   1999
               -----------------------------------------------------------------
                                             Weighted                Weighted
                                             Average                 Average
                             Number          Exercise    Number      Exercise
Fixed Options               of Shares        Price      of Shares    Price
               -----------------------------------------------------------------

Balance at
 beginning
 of period                 1,017,500         $ 0.71     2,000,000    $ 0.50
Granted                       15,000         $ 2.00          -          -
Exercised                        -               -     (1,200,000)     0.50
Expired                     (800,000)          0.50          -          -
                           ---------                   ----------
Outstanding
 and
 exercisable
 at end of
 period                      232,500         $ 1.53       800,000    $ 0.50
                           =========                    =========

Weighted- average fair
 value of options
 granted during the
 period                                      $  -                    $  -
                                             ======                  ======

During the quarter ended December 31, 2000, the Company granted stock options to purchase 15,000 shares, exercisable at a price of $2.00 per share. As these stock options were not compensatory in nature, the calculation of compensation cost under APB 25 and SFAS 123 do not apply. Additionally, stock options to purchase 800,000 shares at a price of $0.50 until December 31, 2000 expired as they were not exercised.

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

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the quarter ending December 31, 2000 and 1999:

                                      2000                                1999
                           ------------------------------   ------------------------------
                                As              Pro              As              Pro
                              Reported         Forma          Reported          Forma
                           ------------------------------   ------------------------------
Net loss for the year      $(  769,524)     $  (758,111)    $    (19,755)   $    (19,755)
                           ----------------------------     ----------------------------

Basic and diluted
  loss per share           $     (0.04)     $     (0.04)    $      (0.00)   $      (0.00)
                           ----------------------------     ----------------------------

The following stock options are outstanding at September 30, 2000:

                       Number              Price             Expiry
                      of Shares           per Share           Date
                   ---------------    ---------------    ---------------
                        217,500            $1.50             June 20, 2005
                         15,000            $2.00          October 31, 2005
                   ---------------
                        232,500
                   ---------------

NOTE 8 - LOSS PER SHARE

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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended December 31, 2000 and 1999.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

                                          2000                1999
                                     ---------------     ---------------

Numerator, net loss for
  the period                         $      (769,524)    $       (19,755)
                                     ---------------     ---------------

Denominator:
Weighted-average number
  of shares Outstanding                   19,600,000          14,200,000
                                     ---------------     ---------------

Basic and diluted loss
  per share                          $         (0.04)    $         (0.00)
                                     ---------------     ---------------

NOTE 9  - INCOME TAXES

There are no income taxes payable by the Company. At December 31, 2000 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.


ITEM 2     MANAGEMENT DISCUSSION AND PLAN OF OPERATION

Our company was incorporated on February 20, 1997 under the name Trans New Zealand Oil Company by filing our Articles of Incorporation with the Secretary of State in Nevada. We changed our name to AMG Oil Ltd. on July 27, 1998. We are a Calgary, Alberta, Canada based oil and gas exploration company, and our operations are conducted through our wholly-owned Subsidiary, AMG Oil (NZ) Ltd. We conduct our exploration activities through an exploration office in Wellington, New Zealand maintained by Indo-Pacific Energy Ltd., the operator on our sole exploration Permit. In the future, although there can be no assurances, we intend to participate in the exploration and, where warranted, development of our existing permit and to investigate and to acquire interests in other oil and gas properties in the Austral-Pacific region.

Our sole participating interest at present is in Petroleum Exploration Permit 38256 ("PEP 38256" or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. The Permit is divided into two areas: (a) the North Area containing the Arcadia Prospect and (b) the South Area, which contains the Ealing Prospect. Our existing Permit ownership interest and our joint venture partners are the following:

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

We have not received any revenues from oil & gas operations to date, and we are in a start-up phase with our existing assets. We currently have no significant assets, tangible or intangible, other than the opportunities for our interest in PEP 38256. We have ongoing obligations with respect to PEP 38256 and we expect to need to place additional securities with investors, in order to raise the capital required for our ongoing activities until such time as we can generate revenues from operations.

There can be no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. Our activities to date have consisted primarily of efforts to raise funds, acquire an interest in our sole Permit, conduct preliminary seismic and geological studies over the Permit and participate in drilling the Ealing-1 and Arcadia -1 exploration wells in the fall of 2000. Neither of the exploration wells resulted in hydrocarbon discoveries, and the wells were subsequently abandoned. As currently structured, we propose to derive all of our revenue from a discovery of commercial quantities of hydrocarbons in PEP 38256. By drilling the two exploration wells, our company and our joint venture partners have met all the Permit work obligations required for the initial five-year term, or to August 25, 2002. We are now in the process of evaluating the information gained from drilling the Arcadia-1 and Ealing-1 exploration wells, with a view to planning future Permit exploration programs, if any. If future exploration is warranted, a critical part of our business plan will require capital to fund our share of future seismic and drilling exploratory costs. There can be no assurance that we will be able to successfully raise the capital required, when required, to meet our proportionate costs, or that we will be successful in discovering commercial quantities of hydrocarbons, or that we will have access to capital to develop a successful discovery without significant dilution or cost to our stockholders.

Subsequent to August 1, 1999, our common shares have been quoted for trading on the "Pink Sheets", operated by the National Quotation Bureau, under the symbol "AMGO". At February 10, 2001, our authorized capital consisted of 100,000,000 common shares with a par value of US$0.00001 per common share. 19,600,000 common shares were outstanding as of that date, on an undiluted basis.

Employees and Consultants

We are in the start up phase with respect to our business and none of our executive officers are bound by employment agreements. Mr. Cameron Fink (President) and Mr. David Bennett (Vice-President of Exploration) devote less than 20% of their time to our business. We do not have any employees. Indo-Pacific Energy Ltd., as the operator of the Permit and of which Mr. Bennett is the President and CEO, conducts exploration activities on PEP 38256 on behalf of the joint venture. As the operator incurs expenses on the Permit, the operator submits cash calls on a periodic basis to our company. The dollar value of the cash calls is based upon our respective percentage interests in PEP 38256. All geological, exploration and technical services are provided by consultants, through the joint venture. We also receive corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Ltd. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis and has devoted less than 20% of their time to matters related to our business. DLJ Management Corp. bills monthly for its services on the basis of a cost recovery basis for labor and rent, office costs, and employee benefits.

Properties

We maintain a 120 square foot head office space, on a rent free basis, located at Suite 700, 700 - 6th Avenue SW, Calgary, Alberta, Canada, from which our President conducts business on behalf of our company. The Permit operator conducts business on our behalf in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd. and two other exploration companies. The operator bills us monthly for the facility on the basis of actual hours worked for Permit related activities.

We currently have no oil or gas producing properties and at present, no known deposits of oil or gas. Currently, our sole asset is our 58% and 50% interests in the South Area and North Area, respectively, of PEP 38256. Indo-Pacific Energy Ltd. is the operator of PEP 38256 and is carrying out the required exploration programs on behalf of the joint venture pursuant to an operating agreement dated June 25, 1998, under which our initial interest in the Permit was acquired. Under the terms of the operating agreement, each participant in the Permit is entitled to a specified equity share or percentage in the Permit, provided each participant pays for its pro rata share of expenditures or cash calls related to the development of the Permit. The level of expenditures and the work program are determined by agreement between the members of the joint venture, who vote pro rata with respect to their equity share with respect to expenditure proposals. If any participant, including the operator, fails to meet its required obligations or pay its portion of the cash calls, that participant will automatically relinquish its interest to the other participants in the Permit.

PEP 38256 is located in the Canterbury Basin on the South Island of New Zealand. The Canterbury Basin is located both onshore and offshore in the area surrounding the city of Christchurch. The total area of the Canterbury Basin is approximately twelve million acres. The permit area is situated in the onshore area surrounding Christchurch. The initial permit term is five years, but a minimum of 50% must be relinquished within three years. On August 25, 2000 the participants in PEP 38256 relinquished back to the government of New Zealand 50% of the PEP 38256 permit area that was considered to be of lesser potential. Subsequent to the relinquishment, PEP 38256 covers an area of approximately 1.3 million acres, containing all the prospects and exploration leads so far identified by the our company and its joint venture partners.

Several sizable leads and prospects, including the Ealing, Arcadia and Chertsey South Leads, were identified by the 125 miles of seismic data collected in 1998, and by the 165 miles of seismic data collected in 1999. The seismic acquired in April 2000 focused on the Ealing and Arcadia Prospects with the goal of determining suitable drilling locations. In June/July 2000 the drilling locations had been determined on the Ealing and Arcadia Prospects. On October 19, 2000 the Ealing-1 exploration well was spudded. The main objective sandstones were encountered near the predicted depth and are well developed, but there was no evidence of commercial hydrocarbons. The well was plugged and abandoned. Subsequent to competing the Ealing-1 well, on November 12, 2000 the Arcadia-1 well was spudded. On November 20, 2000 it was announced that the Arcadia-1 reached its target depth of 4,852 feet. While reservoir quality sandstones were encountered, no effective top seal to these was present, and there was no evidence for commercial hydrocarbons. The Arcadia-1 well was plugged and abandoned.

The Permit is in good standing with the New Zealand Government, as we have met all of the requirements under the initial work program.

Results of Operations
---------------------

During the first quarter ended December 31, 2000, we focused our efforts on the drilling of the two exploration wells. We entered into three farm-out agreements with third parties, under which we assigned a portion of our 80% interest in exchange for each of the third parties paying a portion of the drilling costs on the two wells. These farm-outs enabled our company to meet our drilling cost obligations under our option agreement with Indo-Pacific.

The first farm out agreement was entered into with Orion Exploration Limited "Orion", a subsidiary of the Orion Group, on October 9, 2000. Under the terms of the agreement, Orion earned a 10% interest in both the South Area and North Area of PEP 38256 by reimbursing us for a portion of past exploration costs, and by contributing 20% to the cost of drilling both the Ealing-1 and Arcadia-1 wells. We previously reported this transaction through the filing of a Form 8K, filed on October 24, 2000, the contents of which are incorporated by reference herein.

The second farm out agreement was entered into with Magellan Petroleum Australia Limited "Magellan" on October 23, 2000. Pursuant to the agreement, we granted Magellan a 20% interest in the South Area of PEP 38256, which included the site of the Ealing- 1 well. In consideration for the interest, Magellan reimbursed us for a portion of past exploration costs, and contributed 34% of the cost of drilling the Ealing-1 well. The agreement also provided Magellan with the opportunity to acquire up to a 20% interest in the North Area. Based upon the unsuccessful results from drilling the Ealing-1 well, Magellan chose not to exercise their option to acquire an interest in the North Area and under the terms of the farm-out agreement, Magellan chose to reduce its interest in the South Area to a twelve percent (12%). We previously reported this transaction through the filing of a Form 8K, filed on November 7, 2000, the contents of which are incorporated by reference herein.

The third farm out agreement occurred on November 20, 2000 with Durum Cons. Energy Corp. "Durum". Pursuant to this agreement, we granted Durum a 20% interest in the North Area of PEP 38256, which includes the site of the Arcadia-1 well, with effect from the date on which the Arcadia-1 well spudded. Durum earned a 20% interest in the North Area of PEP 38256 by reimbursing our company for a portion of past exploration costs, and by contributing 40% to the cost of drilling the Arcadia-1 well. This transaction was previously reported on a Form 8K, filed on November 20, 2000. We are incorporating this report by reference herein.

We did not generate any revenues from operations during the first quarter ended December 31, 2000, or during the comparable quarter ended December 31, 1999. Our sole revenues during the quarter were $5,232 in interest income compared to $3,415 for the first quarter ended December 31, 1999.

Our total general and administrative expenses for the first quarter ended December 31, 2000 were $56,200 compared to $10,069 for the comparable quarter. $35,930 of this increase was the amortization of our compensation expense from stock options issued to our officers, directors and consultants. Most of the balance of the remaining increase was related to an increase in shareholder communication expenses during the first quarter ended December 31, 2000.

During the first quarter ended December 31, 2000, we wrote down our investment in Trans-Orient Petroleum Ltd. to the approximate market value at the end of the reporting period. This write-down amounted to $16,078 versus $13,101 for the first quarter ended December 31, 1999. We also wrote down our interest in PEP 38256 to reflect the plugging and abandoning of the two exploratory wells during the quarter and to reflect the approximate fair value for the interest in the

Permit. The write down amounted to $702,478 for the quarter ended December 31, 2000 and includes $499,546 of costs incurred during the first quarter for the drilling of the two exploratory wells.

As a result of these transactions noted above, we incurred a loss of $769,524, or $0.04 per share, compared to $19,755 for the first quarter ended December 31, 1999.

Liquidity and Capital Resources

During the first quarter ended December 31, 2000, we generated $6,377 from operating activities compared to $2,711 in 1999. We expended $499,546 on exploration activities within PEP 38256 compared to $3,267 during the same period last year. The increase is related solely to the drilling of the two exploration wells, which commenced during the quarter and were then subsequently plugged and abandoned.

At December 31, 2000 our current assets totaled $362,403 compared to $261,224 at the end of the comparable period last year. Our current assets consisted of $357,538 in cash, $857 in accounts receivable and $4,008 in prepaid expenses. Our current liabilities at December 31, 2000 were $57,771, of which $38,942 was due to Indo-Pacific for Permit costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next twelve months, unless additional seismic and drilling activities are undertaken during this period. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements.

Factors that could cause actual results to differ materially from those in forward-looking statements include: oil and gas prices; exploitation and exploration successes; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Exhibit Description Page No

27.1               Financial Data Schedule

(b) Reports on Form 8-K.

On October 18, 2000 we filed a Form 8-K to disclose the confirmation from the Minister of Energy of New Zealand that the third year exploration well be spudded by October 31, 2000, rather than August 30, 2000.

On October 24, 2000 we filed a Form 8-K to disclose the farm-out agreement with Orion Exploration Limited, under which Orion earned a 10% interest in PEP 38256 by reimbursing our company for a portion of past exploration costs and by contributing 20% of the cost of drilling the two exploration wells.

On November 7, 2000 we filed a Form 8-K to disclose the farm-out agreement with Magellan Petroleum Australia Limited, under which Magellan was entitled to earn a 20% interest in the south area of PEP 38256 by reimbursing our company for a portion of past exploration costs and by contributing to the cost of drilling the Ealing-1 well. The total contribution to be provided by Magellan was capped at NZ$777,580.

On December 5, 2000 we filed a Form 8-K to disclose the farm-out agreement with Durum Cons. Energy Corp., under which Durum was entitled to a 20% interest in the north area of PEP 38256 by reimbursing our company for past costs and by paying for 40% of the costs to drill the Arcadia-1 well.

In accordance with the requirements of the Exchange Act, the company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMG Oil Ltd.
                                                (Registrant)


Dated: February 12, 2001            By:      /s/Cameron Fink
                                         --------------------------------
                                            Cameron Fink, President

Dated: February 12, 2001            By:     /s/Michael Hart
                                         --------------------------------
                                           Michael Hart, Secretary