Form 10QSB
period 2001-03-31
AMG OIL LTD
filed 2001-05-14
CIK 1109504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                         Yes [X]                 No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
           securities under a plan confirmed by court. Yes     No
                                                           ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share:
                   19,600,000 outstanding as of April 30, 2001

    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets
================================================================================

                                       March 31,       March 31,   September 30,
                                         2001            2000          2000
                                      (Unaudited -   (Unaudited -   (Audited)
                                      Prepared by    Prepared by
                                      Management)    Management)

Assets
Current
Cash                                 $    305,653   $     27,599   $    850,808
Accounts receivable                             6            299            163
Prepaid expenses                            4,008         10,457          6,403
--------------------------------------------------------------------------------

                                          309,667         38,355        857,374

Investments (Note 3)                       12,275         39,775         31,041
Property and equipment                      4,761          3,456          5,378
Oil and gas interest (Note 4)             311,785      1,167,698        497,987
--------------------------------------------------------------------------------

Total Assets                         $    638,488   $  1,249,284   $  1,391,780
================================================================================


Liabilities
Current
Accounts payable and accrued
  liabilities                        $      2,808   $     20,387   $     15,012
Due to related parties (Note 5)            40,442         12,798         23,404
--------------------------------------------------------------------------------

Total Liabilities                          43,250         33,185         38,416
--------------------------------------------------------------------------------

Commitments and Contingencies
   (Notes 1 and 6)

Stockholders' Equity
Common stock, $0.00001 par
  value (Note 7)
100,000,000 shares authorized
Issued and outstanding at March 31,
  2001: 19,600,000 shares
  2000: 14,200,000 shares                     196            142            196
Additional paid-in capital              2,781,086      1,530,858      2,723,059
Deficit accumulated during the
  development stage                    (2,186,044)      (314,901)    (1,369,891)
--------------------------------------------------------------------------------

Total Stockholders' Equity                595,238      1,216,099      1,353,364
--------------------------------------------------------------------------------

Total Liabilities and Stockholders'
  Equity                             $    638,488   $ 1,249,284   $   1,391,780
================================================================================



         See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)
================================================================================

                                                                                                                     Cumulative
                                                                                                                   from Inception
                                                    Three Months     Three Months     Six Months     Six Months    on February 20,
                                                        Ended            Ended           Ended          Ended          1997 to
                                                       March 31,        March 31,       March 31,     March 31,       March 31,
                                                         2001             2000            2001           2000            2001
-----------------------------------------------------------------------------------------------------------------------------------
Expenses

General and administrative                         $     39,747      $     34,163    $     95,947    $     44,232    $    450,216
Loss on sale of investment                                 -                 -               -               -             16,135
Write-down of investment                                  2,688              -             18,766          13,101         233,498
Write-down of oil and gas interest                        8,850              -            711,328            -          1,545,884
-----------------------------------------------------------------------------------------------------------------------------------
                                                         51,285            34,163         826,041          57,333       2,245,733
-----------------------------------------------------------------------------------------------------------------------------------

Other Income

Interest income                                           4,656             2,438           9,888           5,853          52,750
Gain on sale of oil and gas interest                       -                 -               -               -              6,939
-----------------------------------------------------------------------------------------------------------------------------------
                                                          4,656             2,438           9,888           5,853          59,689
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                            $    (46,629)     $    (31,725)   $   (816,153)   $    (51,480)   $ (2,186,044)
===================================================================================================================================
Basic and diluted loss
  per share (Note 8)                               $      (0.00)     $      (0.00)   $      (0.04)   $      (0.01)   $      (0.11)
===================================================================================================================================

    See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
================================================================================

                                                                                                                     Cumulative
                                                                                                                   from Inception
                                                    Three Months     Three Months     Six Months     Six Months    on February 20,
                                                        Ended            Ended           Ended          Ended          1997 to
                                                       March 31,        March 31,       March 31,     March 31,       March 31,
                                                         2001             2000            2001           2000            2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for the period                            $    (46,629)     $    (31,725)   $   (816,153)   $    (51,480)   $ (2,186,044)
Adjustments to reconcile net loss to
  cash applied to operating activities:
  Depreciation                                              359                70             718              70           1,128
  Compensation expense from stock
   options                                               22,097              -             58,027            -            100,282
  Loss on sale of investments                              -                 -               -               -             16,135
  Write-down of investments                               2,688              -             18,766          13,101         233,498
  Write-down of oil and gas interest                      8,850              -            711,328            -          1,545,884
  Gain on sale of oil and gas interest                     -                 -               -               -             (6,939)
Changes in non-cash working capital:
  Accounts receivable                                       851               (87)            157            (207)             (6)
  Accounts payable and accrued
   liabilities                                          (12,372)           14,330          (8,555)         14,315           6,457
  Due to related parties                                 (2,149)             (141)         13,389          12,798          36,793
  Prepaid expenses                                         -               (7,018)          2,395         (10,457)         (4,008)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                   (26,305)          (24,571)        (19,928)        (21,860)       (256,820)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Common shares issued for cash                              -                 -               -               -          2,681,000
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                  -                 -               -               -          2,681,000
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Purchase of investments                                    -                 -               -               -           (324,856)
Proceeds from sale of investments                          -                 -               -               -             72,948
Oil and gas exploration expenditures                    (25,580)         (201,877)       (525,126)       (205,144)     (1,860,730)
Purchase of property and equipment                         -               (3,526)           (101)         (3,526)         (5,889)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                   (25,580)         (205,403)       (525,227)       (208,670)     (2,118,527)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
  during the period                                     (51,885)         (229,974)       (545,155)       (230,530)        305,653
Cash position - Beginning of period                     357,538           257,573         850,808         258,129            -
-----------------------------------------------------------------------------------------------------------------------------------
Cash position - End of period                      $    305,653      $     27,599    $    305,653    $     27,599    $    305,653
===================================================================================================================================

    See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
================================================================================
For the Six Months Ended March 31, 2001
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                                              Additional         During the          Total
                                     Common Stock              Paid-in          Development       Stockholders'
                             ----------------------------
                               Shares           Amount         Capital             Stage             Equity
                             ------------------------------------------------------------------------------------
Balance at September 30,
  2000                       19,600,000       $       196      $ 2,723,059    $(1,369,891)       $ 1,353,364

Net compensation expense
  from stock options                                                58,027                            58,027
Net loss during the period                                                       (816,153)          (816,153)
                             ------------------------------------------------------------------------------------

Balance at March 31,
  2001                      19,600,000        $       196      $ 2,781,086    $(2,186,044)       $   595,238
                             ====================================================================================

   See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Six Months Ended March 31, 2001
--------------------------------------------------------------------------------

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

Refer to Note 6

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2000 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

Investments are comprised of 6,617 common shares (2000: 6,617 shares)(previously 79,400 shares prior to a 1 for 12 share consolidation) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (2000: $235,773) and having a fair value of $2,275 (2000: $29,775) and 600,000 common shares (2000: 600,000)
of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (March 31, 2000: $10,000).

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Six Months Ended March 31, 2001
--------------------------------------------------------------------------------

NOTE 3 - INVESTMENTS (continued)

During the six month period ended March 31, 2001 the Company recorded a write-down of investments of $18,766, compared to a $13,101 write-down for the comparable period in 2000, resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings.

Refer to Note 5

NOTE 4 - OIL AND GAS INTEREST

As at March 31, 2001, the Company has a 50% participating interest in the North Area and 58% participating interest of the South Area in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area is required to be relinquished upon renewal of PEP 38256, by August 25, 2002. The other participant's in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, Durum Cons. Energy Corp. ("Durum") (20% of the North Area only), Magellan Petroleum Australia Limited (12% of the South Area only) and Orion Exploration Limited (10%).

During the period a ceiling test was performed by the operator of PEP 38256 and as a result the Company has written off capitalized costs of $711,328 relating to the property.

At March 31, 2001, PEP 38256 is in good standing with respect to its work commitments. The Company's share of the committed work program for the balance of the 2001 fiscal year requires an estimated $25,000 of exploration expenditures to be incurred.

Refer to Notes 5 and 6

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Indo-Pacific Energy Ltd. ("Indo-Pacific"), Trans-Orient Petroleum Ltd. ("Trans-Orient"), Durum Cons. Energy Corp. ("Durum"), Gondwana Energy, Ltd. ("Gondwana") and Verida Internet Corp. ("Verida").

a)   Investments

     Investments consist of 6,617 common shares of Trans-Orient and 600,000 common shares of Gondwana.

     Refer to Note 3

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Six Months Ended March 31, 2001
--------------------------------------------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

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

     Refer to Note 7

d)   Consulting Agreements

     During the six months ended March 31, 2001, the Company paid $15,541 (2000:
     $327) in consulting fees to directors of the Company. During the six months ended March 31, 2001, the Company incurred $ 9,968 (2000: $ 4,563) in consulting fees and for website services to a Company having directors, officers and/or principal shareholders in common with the Company.

e)   Due to Related Parties

     At March 31, 2001 the Company owed $40,442 (2000: $12,798) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

f)   Other

     During the six months ended March 31, 2001, the Company incurred $34,862 (2000: $20,903) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company participates in oil and gas exploration and development activities as a joint venturer with related parties and is contractually committed under agreements to complete certain exploration programs. The Company's management estimates that the total commitments under various agreements are approximately $25,000.

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Six Months Ended March 31, 2001
--------------------------------------------------------------------------------

NOTE 7 - COMMON STOCK

a)   Authorized and Issued Share Capital

     The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At March 31, 2001, there were 19,600,000 shares (March 31, 2000: 14,200,000 shares) issued and outstanding.

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

     In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the period ended March 31, 2001 and 2000:

                                       2001                     2000
                             ---------------------------------------------------
                                            Weighted                  Weighted
                                             Average                   Average
                              Number        Exercise       Number     Exercise
     Fixed Options          of Shares          Price      of Shares      Price

     Balance at beginning
       of Period            1,017,500         $ 0.71      2,000,000     $ 0.50
     Granted                   15,000           2.00           -           -
     Exercised                   -               -       (1,200,000)      0.50
     Expired                 (800,000)          0.50           -           -
                            ----------                    ----------
     Outstanding and
      exercisable at end
      of Period               232,500         $ 1.53        800,000     $ 0.50
                            ==========                    ==========

     Weighted-average fair
      value of options
      granted during the
      period                                  $  -                      $  -
                                              ======                    ======

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Six Months Ended March 31, 2001
--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK (continued)

During the six months ended March 31, 2001, the Company granted stock options to purchase 15,000 shares, exercisable at a price of $2.00 per share. As these stock options were not compensatory in nature, the calculation of compensation cost under APB 25 and SFAS 123 do not apply. Additionally, stock options to purchase 800,000 shares at a price of $0.50 until December 31, 2000 expired as they were not exercised.

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

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the quarter ending March 31, 2001 and 2000:

                                  2001                          2000
                      ----------------------------  ----------------------------
                             As            Pro            As            Pro
                          Reported        Forma        Reported        Forma
                      ----------------------------  ----------------------------

     Net loss for
      the period       $ (816,153)     $ (797,721)    $  (51,480)    $  (51,480)
                      ============================  ============================

     Basic and
      diluted loss
      per share        $    (0.04)     $    (0.04)    $    (0.00)    $    (0.00)
                      ============================  ============================


The following stock options are outstanding at March 31, 2001:

                      Number          Price          Expiry
                    Of Shares       per Share         Date
                   ------------   ------------  ----------------
                     217,500          $1.50     June 20, 2005
                      15,000          $2.00     October 31, 2005
                   ------------
                     232,500
                   ============

NOTE 8 - LOSS PER SHARE

Statement of Financial Accounting Standards No. 128: Earnings per Share ("SFAS 128") replaces the presentation of primary earnings per share ("EPS") with a presentation of both basic and diluted EPS for all entities with complex capital structures including a reconciliation of each numerator and denominator.

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Six Months Ended March 31, 2001
--------------------------------------------------------------------------------

NOTE 8 - LOSS PER SHARE (continued)

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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended March 31, 2001 and 2000.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

                                               2001                2000
                                          -------------       -------------

Numerator, net loss for the period        $    (816,153)      $     (51,480)
                                          -------------       -------------

Denominator:
Weighted-average number of shares
  Outstanding                                19,600,000          14,200,000
                                          -------------       -------------

Basic and diluted loss per share          $       (0.04)      $       (0.00)
                                          =============       =============

NOTE 9 - INCOME TAXES

There are no income taxes payable by the Company. At March 31, 2001 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.

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

Our sole participating interest at present is in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. The Permit is divided into two areas: (a) the North Area containing the Arcadia Prospect and (b) the South Area, which contains the Ealing Prospect. Our existing Permit ownership interest and our joint venture partners are the following:

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

Subsequent to August 1, 1999, our common shares have been quoted for trading on the "Pink Sheets", operated by the National Quotation Bureau, under the symbol "AMGO". At April 30, 2001, our authorized capital consisted of 100,000,000 common shares with a par value of US$0.00001 per common share. 19,600,000 common shares were outstanding as of that date, on an undiluted basis.

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

PEP 38256 is located in the Canterbury Basin on the South Island of New Zealand. The Canterbury Basin is located both onshore and offshore in the area surrounding the city of Christchurch. The total area of the Canterbury Basin is approximately twelve million acres. The permit area is situated in the onshore area surrounding Christchurch. The initial permit term is five years, but a minimum of 50% must be relinquished within three years. On August 25, 2000 the participants in PEP 38256 relinquished back to the government of New Zealand 50% of the PEP 38256 permit area that was considered to be of lesser potential. Subsequent to the relinquishment, PEP 38256 covers an area of approximately 1.3 million acres, containing all the prospects and exploration leads so far identified by our company and its joint venture partners.

Several sizable leads and prospects, including the Ealing, Arcadia and Chertsey South Leads, were identified by the 125 miles of seismic data collected in 1998, and by the 165 miles of seismic data collected in 1999. The seismic acquired in April 2000 focused on the Ealing and Arcadia Prospects with the goal of determining suitable drilling locations. In June/July 2000 the drilling locations had been determined on the Ealing and Arcadia Prospects. On October 19, 2000 the Ealing-1 exploration well was spudded. The main objective sandstones were encountered near the predicted depth and are well developed, but there was no evidence of commercial hydrocarbons. The well was plugged and abandoned. Subsequent to completing the Ealing-1 well, on November 12, 2000 the Arcadia-1 well was spudded. On November 20, 2000 it was announced that the Arcadia-1 reached its target depth of 4,852 feet. While reservoir quality sandstones were encountered, no effective top seal to these was present, and there was no evidence for commercial hydrocarbons. The Arcadia-1 well was plugged and abandoned.

The Permit is in good standing with the New Zealand Government, as we have met all of the requirements under the initial work program.

Results of Operations
---------------------

During the first three months of the current fiscal year, we focused our efforts on the drilling of the two exploration wells. During the second quarter, our activities related to the Permit were minimal as we only evaluated the results of the activities undertaken in the first quarter. Indo-Pacific, the operator of the Permit is planning to call a meeting of the joint venture partners in the third quarter to discuss the results of the fore-mentioned analysis and determine the future plans for the permit.

We did not generate any revenues from operations during the six months ended March 31, 2001, or during the comparable period. Our sole revenues during the period were $9,888 in interest income earned on surplus cash balances, compared to $5,853 for the six months ended March 31, 2000.

Our total general and administrative expenses for the six months ended March 31, 2001 were $95,947 compared to $44,232 for the comparable period. The increase was primarily due to the amortization of our compensation expense from stock options issued to our officers, directors and consultants in the current period, and nonexistent in the comparable period. The balance of general and administrative expenses consist of professional fees, office expenses and shareholder communications and relations expenses.

During the six months ended March 31, 2001, we wrote down our investment in Trans-Orient Petroleum Ltd. to the approximate market value at the end of the reporting period. This write-down amounted to $18,766 versus $13,101 for the comparable period ended March 31, 2000. We also wrote down our interest in PEP 38256 to reflect the plugging and abandoning of the two exploratory wells during the period and to reflect the approximate fair value for the interest in the Permit. The write down amounted to $711,328 for the six months ended March 31, 2001 and includes $499,546 of costs incurred during the first quarter for the drilling of the two exploratory wells.

As a result of these transactions noted above, we incurred a loss of $816,153, or $0.04 per share, compared to $51,480 for the six months ended March 31, 2000.

Liquidity and Capital Resources

During the six months ended March 31, 2001, we used $19,928 of cash for operating activities compared to $21,860 in the comparable period. For the six months ended March 31, 2001, we expended $525,227 for primarily exploration activities within PEP 38256, including the Company's share for the drilling of two exploration wells, compared to $208,670 for the six months ended March 31, 2000. The expenditures in 2000 related to seismic work undertaken on the Permit. The increase over the comparable periods relates primarily to the drilling of the two exploration wells, which commenced during the first quarter and were then subsequently plugged and abandoned.

At March 31, 2001 our current assets totaled $309,667 compared to $857,374 at the beginning of the fiscal year, or $38,355 for the comparable period at March 31, 2000. Our current assets consisted of $305,653 in cash, $6 in accounts receivable and $4,008 in prepaid expenses. Our current liabilities at March 31, 2001 were $43,250, of which $40,442 was due to related parties for Permit related costs and administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Exhibit Description Page No

27.1            Financial Data Schedule


(b) Reports on Form 8-K filed during the quarter.

None.


                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 AMG Oil Ltd.



Dated: May 8, 2001                          By: /s/ Cameron Fink
                                               ---------------------------------
                                               Cameron Fink, President

Dated: May 8, 2001                          By: /s/ Michael Hart
                                               ---------------------------------
                                               Michael Hart, Secretary