Form 10QSB
period 2001-06-30
AMG OIL LTD
filed 2001-08-14
CIK 1109504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                          Suite 1400, 700 - 6th Avenue,
                              Calgary, AB, T2P-0T8
                     (Address of Principal Executive Offices)
                                 (403) 531-9718
                (Issuer's Telephone Number, including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share:
                   19,600,000 outstanding as of June 30, 2001

    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---    ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets
================================================================================

                                       June 30,        June 30,    September 30,
                                         2001            2000          2000
                                      (Unaudited -   (Unaudited -   (Audited)
                                      Prepared by    Prepared by
                                      Management)    Management)

Assets
Current
Cash                                 $    294,776   $    101,281   $   850,808
Accounts receivable                             4            441           163
Prepaid expenses                            4,008          4,397         6,403
--------------------------------------------------------------------------------

                                          298,788        106,119       857,374

Investments (Note 3)                       12,275         33,026        31,041
Property and equipment                      4,403      1,278,888         5,378
Oil and gas interest (Note 4)             311,025           -          497,987
--------------------------------------------------------------------------------

Total Assets                         $    626,491   $  1,418,033   $ 1,391,780
--------------------------------------------------------------------------------


Liabilities
Current
Accounts payable and accrued
 liabilities                         $      2,984   $     26,382   $    15,012
Due to related parties (Note 5)            40,849         15,977        23,404
--------------------------------------------------------------------------------

Total Liabilities                          43,833         42,359        38,416
--------------------------------------------------------------------------------

Commitments and Contingencies
(Notes 1 and 6)

Stockholders' Equity
Common stock, $0.00001 par
 value (Note 7)
100,000,000 shares authorized
Issued and outstanding at June 30,
 2001: 19,600,000 shares
 2000: 19,200,000 shares                      196            192            196
Additional paid-in capital              2,802,581      1,782,660      2,723,059
Deficit accumulated during the
 development stage                     (2,220,119)      (407,178)    (1,369,891)
--------------------------------------------------------------------------------

Total Stockholders' Equity                582,658      1,375,674      1,353,364
--------------------------------------------------------------------------------

Total Liabilities and Stockholders'
 Equity                              $    626,491   $ 1,418,033    $  1,391,780
--------------------------------------------------------------------------------

     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)
================================================================================

                                                                                                                     Cumulative
                                                                                                                   from Inception
                                                    Three Months     Three Months     Six Months     Six Months    on February 20,
                                                        Ended            Ended           Ended          Ended          1997 to
                                                       June 30,         June 30,        June 30,       June 30,        June 30,
                                                         2001             2000            2001           2000            2001
-----------------------------------------------------------------------------------------------------------------------------------
Expenses

General and administrative                         $     39,259      $     87,381    $    135,206    $    131,613    $    489,475
Loss on sale of investment                                 -                 -               -               -             16,135
Write-down of investment                                   -                6,749          18,766          19,850         233,498
Write-down of oil and gas interest                       (1,984)             -            709,344            -          1,543,900
-----------------------------------------------------------------------------------------------------------------------------------

                                                         37,275            94,130         863,316         151,463       2,283,008
-----------------------------------------------------------------------------------------------------------------------------------

Other Income

Interest income                                           3,200             1,853          13,088           7,706          55,950
Gain on sale of oil and gas interest                       -                 -               -               -              6,939
-----------------------------------------------------------------------------------------------------------------------------------

                                                          3,200             1,853          13,088           7,706          62,889
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                            $    (34,075)     $    (92,277)   $   (850,228)   $   (143,757)   $ (2,220,119)
===================================================================================================================================

Basic and diluted loss
 per share (Note 8)                                $      (0.00)     $      (0.00)   $      (0.04)   $      (0.01)   $      (0.11)
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

                                                                                                                     Cumulative
                                                                                                                   from Inception
                                                    Three Months     Three Months    Nine Months    Nine Months    on February 20,
                                                        Ended            Ended           Ended          Ended          1997 to
                                                       June 30,         June 30,        June 30,       June 30,        June 30,
                                                         2001             2000            2001           2000            2001
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for the period                            $    (34,075)     $    (92,277)   $   (850,228)   $   (143,757)   $ (2,220,119)
Adjustments to reconcile net loss to
 cash applied to operating activities:
 Depreciation                                               359               150           1,077             220           1,487
 Compensation expense from stock
  options                                                21,495             1,852          79,522           1,852         121,777
 Loss on sale of investments                               -                 -               -               -             16,135
 Write-down of investments                                 -                6,749          18,766          19,850         233,498
 Write-down of oil and gas interest                      (1,984)             -            709,344            -          1,543,900
 Gain on sale of oil and gas interest                      -                 -               -               -             (6,939)
Changes in non-cash working capital:
 Accounts receivable                                          2              (142)            159            (349)             (4)
 Accounts payable and accrued
  liabilities                                            (3,473)            5,995         (12,028)         20,310           2,984
 Due to related parties                                   4,056             3,179          17,445          15,977          40,849
 Prepaid expenses                                          -                6,060           2,395          (4,397)         (4,008)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                   (13,620)          (68,434)        (33,548)        (90,294)       (270,440)
-----------------------------------------------------------------------------------------------------------------------------------

Financing Activities
 Common shares issued for cash                             -              250,000            -            250,000        2,681,000
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                  -              250,000            -            250,000        2,681,000
-----------------------------------------------------------------------------------------------------------------------------------

Investing Activities
Purchase of investments                                    -                 -               -               -            (324,856)
Proceeds from sale of investments                          -                 -               -               -              72,948
Oil and gas exploration expenditures                      2,744          (105,919)       (522,382)       (311,063)      (1,857,986)
Purchase of property and equipment                           (1)           (1,965)           (102)         (5,491)          (5,890)
-----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in)
 investing activities                                     2,743          (107,884)       (522,484)       (316,554)      (2,115,784)
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
 during the period                                      (10,877)           73,682        (556,032)       (156,848)         294,776
Cash position - Beginning of period                     305,653            27,599         850,808         258,129             -
-----------------------------------------------------------------------------------------------------------------------------------

  Cash position - End of period                    $    294,776      $    101,281    $    294,776    $    101,281    $     294,776
===================================================================================================================================


     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
================================================================================
For the Nine Months Ended June 30, 2001
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                                              Additional         During the          Total
                                     Common Stock              Paid-in          Development       Stockholders'
                             ----------------------------
                               Shares           Amount         Capital             Stage             Equity
                             ------------------------------------------------------------------------------------
Balance at September 30,
  2000                       19,600,000       $       196      $ 2,723,059    $(1,369,891)       $ 1,353,364

Net compensation expense
  from stock options                                                79,522                            79,522
Net loss during the period                                                       (850,228)          (850,228)
                             ------------------------------------------------------------------------------------

Balance at June 30,
  2001                      19,600,000        $       196      $ 2,802,581    $(2,220,119)       $   582,658
                             ====================================================================================

   See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Nine Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

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

Refer to Note 6

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2000 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

Investments are comprised of 6,617 common shares (2000: 6,617 shares) (previously 79,400 shares prior to a 1 for 12 share consolidation) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (2000: $235,773) and having a fair value of $2,779 (2000: $23,026) and 600,000 common shares (2000: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (June 30, 2000:
$10,000).

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Nine Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

NOTE 3 - INVESTMENTS (continued)

During the nine month period ended June 30, 2001 the Company recorded a write-down of investments of $18,766, compared to a $19,850 write-down for the comparable period in 2000, resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings.

Refer to Note 5

NOTE 4 - OIL AND GAS INTEREST

As at June 30, 2001, the Company has a 52.5% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area is required to be relinquished upon renewal of PEP 38256, by August 25, 2002. The other participant's in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, Durum Cons. Energy Corp. ("Durum") (10%), Magellan Petroleum Australia Limited (7.5%) and Orion Exploration Limited (10%).

During the period, as approved by a directors resolution dated May 29, 2001 and by the Minister of Energy of New Zealand, certain participants reorganized their equity interests in the permit to streamline permit operations. Under the new terms, the north and south beneficial acreages were combined into one. As a result of the reorganization, effective July 2, 2001 the Company holds a 52.5% interest in the entire permit.

During the period a ceiling test was performed by the operator of PEP 38256 and as a result the Company has written off capitalized costs of $709,344 relating to the property.

At June 30, 2001, PEP 38256 is in good standing with respect to its work commitments. The Company's share of the committed work program for the balance of the 2001 fiscal year requires an estimated $25,000 of exploration expenditures to be incurred.

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

Refer to Note 3

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Nine Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------


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

Refer to Note 7

d)   Consulting Agreements

During the nine months ended June 30, 2001, the Company paid $16,381 (2000: $
327) in consulting fees to directors of the Company. During the nine months ended June 30, 2001, the Company incurred $ 9,968 (2000: $ 23,180) in consulting fees and for website services to a company having directors, officers and/or principal shareholders in common with the Company.

e)   Due to Related Parties

At June 30, 2001 the Company owed $40,849 (2000: $15,977) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

f)   Other

During the nine months ended June 30, 2001, the Company incurred $46,518 (2000:
$34,806) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company.

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

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Nine Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

NOTE 7 - COMMON STOCK

a)   Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2001, there were 19,600,000 shares (June 30, 2000: 19,200,000 shares) issued and outstanding.

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

In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the period ended June 30, 2001 and 2000:


                                       2001                     2000
                             ---------------------------------------------------
                                            Weighted                  Weighted
                                             Average                   Average
                              Number        Exercise       Number     Exercise
     Fixed Options          of Shares          Price      of Shares      Price

     Balance at beginning
       of Period            1,017,500         $ 0.71      2,000,000     $ 0.50
     Granted                   15,000           2.00        217,500       1.50
     Exercised                   -               -       (1,200,000)      0.50
     Expired                 (800,000)          0.50           -           -
                            ----------                    ----------
     Outstanding and
      exercisable at end
      of Period               232,500         $ 1.53      1,017,500     $ 0.71
                            ==========                    ==========

     Weighted-average fair
      value of options
      granted during the
      period                                  $  -                      $  -
                                              ======                    ======

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Nine Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK (continued)

During the nine months ended June 30, 2001, the Company granted stock options to purchase 15,000 shares, exercisable at a price of $2.00 per share. As these stock options were not compensatory in nature, the calculation of compensation cost under APB 25 and SFAS 123 do not apply. Additionally, stock options to purchase 800,000 shares at a price of $0.50 until December 31, 2000 expired as they were not exercised.

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

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the quarters ending June 30, 2001 and 2000:


                                  2001                          2000
                      ----------------------------  ----------------------------
                             As            Pro            As            Pro
                          Reported        Forma        Reported        Forma
                      ----------------------------  ----------------------------

     Net loss for
      the period       $ (850,228)     $ (824,968)    $ (143,757)    $ (143,323)
                      ============================  ============================

     Basic and
      diluted loss
      per share        $    (0.04)     $    (0.04)    $    (0.01)    $    (0.01)
                      ============================  ============================


The following stock options are outstanding at June 30, 2001:

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

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================
For the Nine Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------


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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended June 30, 2001 and 2000.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

                                               2001                2000
                                          -------------       -------------

Numerator, net loss for the period        $    (850,228)      $    (143,757)
                                          -------------       -------------

Denominator:
Weighted-average number of shares
  Outstanding                                19,600,000          15,500,366
                                          -------------       -------------

Basic and diluted loss per share          $       (0.04)      $       (0.01)
                                          =============       =============

NOTE 9 - INCOME TAXES

There are no income taxes payable by the Company. At June 30, 2001 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.

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

Our sole participating interest at present is in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. On July 3, 2001 we obtained approval from the Minister of Energy of New Zealand to reorganize the participant's equity interests in the Permit from two areas into one area, to streamline administration of permit activities which are now as follows:

                                         Previous Equity Interest     Reorganized Interest
Company                                 South Area       North Area    Over Entire Permit
-------                                 ----------       ----------    ------------------
Oil Ltd.                                   58%             50%              52.5%
Indo-Pacific Energy Ltd.                   20%             20%              20.0%
Magellan Petroleum Australia Limited       12%                               7.5%
Durum Cons. Energy Corp.                                   20%              10.0%
Orion Exploration Ltd.                     10%             10%              10.0%

The equity interests held by Indo-Pacific and Orion were unaffected by the reorganization, as they each held their respective interests in the entire Permit.

We have not received any revenues from oil & gas operations to date, and we are in a start-up phase with our existing assets. We currently have no significant assets, tangible or intangible, other than the opportunities for our interest in PEP 38256. We have ongoing obligations with respect to PEP 38256 and we expect to need to place additional securities with investors, in order to raise the capital required for our ongoing activities until such time that we can generate revenues from operations.

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

Employees and Consultants

We are in the start up phase with respect to our business and none of our executive officers are bound by employment agreements. Mr. Cameron Fink (President) and Mr. David Bennett (Vice-President of Exploration) devote less than 20% of their time to our business. We do not have any employees. Indo-Pacific Energy Ltd., as the operator of the Permit and of which Mr. Bennett is the President and CEO, conducts exploration activities on PEP 38256 on behalf of the joint venture. As the operator incurs expenses on the Permit, the operator submits cash calls on a periodic basis to our company. The dollar value of the cash calls is based upon our respective percentage interests in PEP 38256. All geological, exploration and technical services are provided by consultants, through the joint venture. We also receive corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Ltd. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis and has devoted less than 20% of their time to matters related to our business. DLJ Management Corp. bills monthly for its services on a cost recovery basis for labor and rent, office costs, and employee benefits.

Properties

We recently relocated to a 200 square foot head office space, on a rent free basis, located at Suite 1400, 700 - 4th Avenue SW, Calgary, Alberta, Canada, from which our President conducts business on behalf of our company. We will likely commence paying rent on this facility in the next quarter. The Permit operator conducts business on our behalf in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd. and two other exploration companies. The operator bills us monthly for the facility on the basis of actual hours worked for Permit related activities.

We currently have no oil or gas producing properties and at present, no known deposits of oil or gas. Currently, our sole asset is our 52.5% interest in PEP 38256. Indo-Pacific Energy Ltd. is the operator of PEP 38256 and is carrying out the required exploration programs on behalf of the joint venture pursuant to an operating agreement dated June 25, 1998, under which our initial interest in the Permit was acquired. Under the terms of the operating agreement, each participant in the Permit is entitled to a specified equity share or percentage in the Permit, provided each participant pays for its pro rata share of expenditures or cash calls related to the development of the Permit. The level of expenditures and the work program are determined by agreement between the members of the joint venture, who vote pro rata with respect to their equity share with respect to expenditure proposals. If any participant, including the operator, fails to meet its required obligations or pay its portion of the cash calls, that participant will automatically relinquish its interest to the other participants in the Permit.

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

The Permit is in good standing with the New Zealand Government, as we have met all of the requirements under the initial work program. We currently estimate that our share of expenditures to keep the permit in good standing for the balance of the 2001 fiscal year requires approximately $25,000 to be incurred.

Results of Operations
-----------------------

During the first three months of the current fiscal year, we focused our efforts on the drilling of the two exploration wells. During the second and third quarter, our activities related to the Permit were minimal as we only evaluated the results of the activities undertaken in the first quarter. Indo-Pacific, the operator of the Permit has scheduled a meeting of the joint venture partners in August 2001 to further review the results of the fore-mentioned analysis and determine the future plans for the permit.

We did not generate any revenues from operations during the nine months ended June 30, 2001, or during the comparable period. Our sole revenues during the period were $13,088 in interest income earned on surplus cash balances, compared to $7,706 for the nine months ended June 30, 2000.

Our total general and administrative expenses for the nine months ended June 30, 2001 were $135,206 compared to $131,613 for the comparable period. $79,522 of the total expenses was amortization of deferred compensation related to our stock option plan versus $1,852 in the comparable period. Salaries were $22,682 compared to $16,890 for the nine months ended June 30, 2000 and professional fees were $26,859, versus $23,594. The balance of our general and administrative costs consists of office expenses, shareholder relations expenses and amortization of capital assets. Also included in general and administrative costs is a gain on foreign exchange translation of $50,331 compared to a loss $5,100 for the comparable period.

During the nine months ended June 30, 2001, we wrote down our investment in Trans-Orient Petroleum Ltd. to the approximate market value at the end of the reporting period. This write-down amounted to $18,766 versus $19,850 for the comparable period ended June 30, 2000. We also wrote down our interest in PEP 38256 to reflect the plugging and abandoning of the two exploratory wells during the first quarter and to reflect the approximate fair value for the interest in the Permit. The write down amounted to $709,344 for the nine months ended June 30, 2001 and includes $499,546 of costs incurred during the first quarter for the drilling of the two exploratory wells.

As a result of these transactions noted above, we incurred a loss of $850,228, or $0.04 per share, compared to $143,757 or $0.01 per share for the nine months ended June 30, 2000.

Liquidity and Capital Resources

During the nine months ended June 30, 2001, we used $33,548 of cash for operating activities compared to $90,294 in the comparable period. Our sole financing activity was for the comparable period only, and consisted of a private placement of 5 million units at a price of $0.05 per unit, for a total of $250,000. For the nine months ended June 30, 2001, we expended $522,484 primarily for exploration activities within PEP 38256, including the Company's share for the drilling of two exploration wells in the first quarter, compared to $316,554 for the nine months ended June 30, 2000. The expenditures in 2000 related to seismic work and preliminary work leading up to drilling on the Permit. The increase over the comparable periods relates primarily to the drilling of the two exploration wells, which commenced during the first quarter and were then subsequently plugged and abandoned.

At June 30, 2001 our current assets totaled $298,788 compared to $857,374 at the beginning of the fiscal year, or $106,119 for the comparable period at June 30, 2000. Our current assets consisted of $294,776 in cash, $4 in accounts receivable and $4,008 in prepaid expenses. Our current liabilities at June 30, 2001 were $43,833, of which $40,849 was due to related parties for Permit related costs and administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

(a) Exhibits

None.

(b) Reports on Form 8-K filed during the quarter.

None.

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMG Oil Ltd.



Dated: August 12, 2001     By:  /s/Cameron Fink
                             _________________________________
                             Cameron Fink, President

Dated: August 12, 2001     By:  /s/Michael Hart
                              _________________________________
                              Michael Hart, Secretary