Form 10-K
period 2001-09-30
AMG OIL LTD
filed 2001-12-19
CIK 1109504

U.S. SECURITIES AND EXCHANGE COMMISSION
                             450 Fifth Street, N.W.
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                  For the fiscal year ended September 30, 2001
                                       OR
[ ] Transition Report pursuant to section 13 or 15(d) of the securities exchange act of 1934


                                  AMG Oil Ltd.
                 (Name of Small Business Issuer in its charter)

           NEVADA                                             N.A.
(State or other jurisdiction                           (I.R.S. Employer
     of incorporation)                                 Identification No.)

                          Suite 1400, 700 - 4th Avenue,
                              Calgary, AB, T2P-3J4
              (Address and Zip code of Principal Executive Offices)

                                 (403) 508-2421
                 Issuer's telephone number, including area code

              Securities registered under Section 12(b) of the Act:
                                      NONE

              Securities registered under Section 12(g) of the Act:
                                      NONE
                                (Title of class)

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

As of December 18, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $490,000 based upon a $0.025 per share trading price on that date.

The registrant's revenues for its most recent fiscal year were $15,568.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Class A Common Stock 19,600,000 Shares Outstanding $.00001 par value

                      Documents Incorporated By Reference:
                Certain Exhibits indicated in response to ITEM 13

                                     PART 1

ITEM 1.   DESCRIPTION OF BUSINESS

GLOSSARY OF INDUSTRY TERMS

   Currency and Measurement

All currency amounts in this Form 10-KSB are stated in United States dollars unless otherwise indicated.

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

   Other Geological Expressions

"Anticline" is a geologic structure in which the sedimentary strata are folded to form an arch or dome.

"Appraisal Well" is a well drilled after an existing discovery well to determine the extent of the resources of the field.

"Basin" is a segment of the crust of the Earth in which thick layers of sediments have accumulated over a long period of time.

"Condensate" refers to hydrocarbons associated with natural gas which are liquid under surface conditions but gaseous in a reservoir before extraction.

"Depletion" is the reduction in petroleum reserves due to production.

"Development" refers to the phase in which a proven oil or gas field is brought into production by drilling and completing production wells and the wells, in most cases, are connected to the petroleum gathering system.

"Discovery" is the location by drilling of a well of an accumulation of gas, condensate or oil reserves, the size of which may be estimated but not precisely quantified and which may or may not be commercially economic, depending on a number of factors.

"Dry Hole" is a well drilled without finding commercially economic quantities of hydrocarbons.

"Exploration Well" is a well drilled in a prospect without knowledge of the underlying sedimentary rock or the contents of the underlying rock.

"Farm In" or "Farm Out" refers to a common form of agreement between or among petroleum companies where the holder of the petroleum interest agrees to assign all or part of an interest in the ownership to another party that is willing to fund agreed exploration activities which may be more or less than the proportionate interest assigned to such other party.

"Fault" is a fracture in a rock or rock formation along which there has been an observable amount of displacement.

"Field" is an area that is producing, or has been proven to be capable of producing, hydrocarbons.

"Formation" is a reference to a group of rocks of the same age extending over a substantial area of a basin.

"Frontier Exploration" is exploration in an area that has seen little previous exploration but offers the potential for the discovery of large reserves of hydrocarbons.

"Geology" is the science relating to the history and development of the Earth.

"Hydrocarbon" is the general term for oil, gas, condensate and other petroleum products.

"Lead" is an inferred geological feature or structural pattern which on further investigation may be upgraded to a prospect.

"Participating Interest" or "Working Interest" is an equity interest, compared with a royalty interest, in an oil and gas property whereby the participating interest holder pays its proportionate or agreed percentage share of development and operating costs and receives its proportionate share of the proceeds of hydrocarbon sales after deduction of royalties due on gross income.

"Pay Zone" is the stratum or strata of sedimentary rock in which oil or gas is found.

"Permit" or "License" is an area that is granted for a prescribed period of time for exploration, development or production under specific contractual or legislative conditions.

"Pipeline" is a system of interconnected pipes that gather and transport hydrocarbons from a well or field to a processing plant or to a facility that is built to take the hydrocarbons for further transport, such as a gas liquefaction plant.

"Play" is a combination of geologic features that have the potential for the accumulation of hydrocarbons.

"Prospect" is a potential hydrocarbon trap which has been confirmed by geological and geophysical studies to warrant the drilling of an exploration well.

"Reservoir" is a porous and permeable sedimentary rock formation containing adequate pore space in the rock to provide storage space for oil, gas or water.

"Royalty" is the entitlement to a stated or determinable percentage of the proceeds received from the sale of hydrocarbons calculated as prescribed in applicable legislation or in the agreement reserving the royalty to the owner of the royalty.

"Seal" is an impervious sedimentary rock formation overlying a reservoir that prevents the further migration of hydrocarbons.

"Seep" is the natural flow of oil or gas to the Earth's surface from a formation or through cracks and faults indicating that a formation containing hydrocarbons may be located somewhere nearby.

"Seismic" refers to a geophysical technique using low frequency sound waves to determine the subsurface structure of sedimentary rocks.

"Show" is the detectable presence of hydrocarbons during the drilling of a well.

"Source Rock" is sedimentary rock, usually fine-grained shale rich in organic matter, the geologic conditions, including conditions of temperature, pressure and time, and history of which is favourable for the formation of hydrocarbons.

"Top Seal" is a rock formation through which hydrocarbons cannot move which lies above a trap and below which hydrocarbons accumulate to form a pool.

"Trap" is a geological structure in which hydrocarbons build up to form an oil, condensate or gas field.

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, LACK OF REVENUES, COMPETITION, NEED FOR ADDITIONAL CAPITAL, RISKS ASSOCIATED WITH EXPLORING, DEVELOPING, AND OPERATING AN OIL AND NATURAL GAS FIELD, AND FLUCTUATIONS IN THE MARKET FOR OIL AND NATURAL GAS.

(a)   Business Development

AMG Oil Ltd. (the "Registrant"), a junior natural resource company engaged in the acquisition and exploration of mineralized properties, was incorporated on February 20, 1997 under the name "Trans New Zealand Oil Company" by filing its Articles of Incorporation with the Secretary of State of Nevada. The Registrant changed its name to AMG Oil Ltd. on July 27, 1998. The Registrant's fiscal year end is September 30.

The Registrant's operations are conducted through its wholly-owned subsidiary, AMG Oil (NZ) Limited (the "NZ Subsidiary") and an exploration office in Wellington, New Zealand maintained by Indo-Pacific Energy Ltd., the operator of Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), further described below. The Registrant intends to participate in the exploration and, where warranted, development of its property and to investigate and to acquire interests in other oil and gas properties in the Austral-Pacific region.

Shares of Common Stock of the Registrant became quoted through the facilities of the Over-the-Counter Bulletin Board ("OTCBB"), United States, on May 19, 1997, where its shares continued to be quoted through that facility under the symbol "AMGO" until August 1, 1999. On August 1, 1999, the Registrant's shares discontinued from trading on the OTCBB due to the Registrant's failure to become a "Reporting Issuer" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since August 1, 1999, the Registrant's shares have been quoted on the "Pink Sheets", operated by the National Quotation Bureau, under the symbol "AMGO".

At December 15, 2001, the authorized capital of the Registrant was 100,000,000 shares of Common Stock, par value $0.00001 per share, of which 19,600,000 common shares were outstanding (undiluted).

(b)   Business of the Issuer

The Registrant is a Calgary, Alberta, Canadian based oil and gas exploration company with a participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. Petroleum Exploration Permit 38256 was previously divided into two areas: (a) the North Area which contains the Arcadia Prospect and (b) the South Area which contains the Ealing Prospect (collectively "PEP 38256" or the "Permit"), however after the Company and the other joint venture partners drilled unsuccessfully, both the Arcadia Prospect and Ealing Prospect, certain participants reorganized their equity interests in the permit to combine both the North and the South areas into one to streamline permit operations area. (See PART I ITEM 2 - DESCRIPTION OF PROPERTY). The permit ownership interests of the Registrant and its joint venture partners in these two areas is the following:

Company
-------
AMG Oil Ltd.                             52.5%
Indo-Pacific Energy Ltd.                 20%
Magellan Petroleum Australia Limited     7.5%
Durum Cons. Energy Corp.                 10%
Orion Exploration Ltd.                   10%

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

The Registrant has received no revenue from oil & gas operations to date, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the opportunities for its interest in PEP 38256 disclosed herein. The Registrant has no significant future obligations with respect to PEP38256.

The Registrant proposes to raise additional financing through the sale of equity securities during the next fiscal year, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for joint venture funding are not successful, the Registrant's activities may be curtailed and this may adversely affect the Company's ability to carry out the required level of expenditures to earn a larger equity interest in the Permit or ultimately to maintain its concession in good standing under the laws of New Zealand (as explained below) or both.

None of the Registrant's current officers are employed directly by the Registrant, and all officers devote less than 20% of their time to the Registrant's business. All of the Registrant's officers and directors devote a significant amount of their time to other interests or competing businesses, which may conflict with the operations and business of the Registrant.

There is no assurance that the Registrant will earn revenue, operate profitably or provide a return on investment to its security holders. The Registrant's activities to date have consisted primarily of efforts to raise funds, acquire an interest in PEP 38256, currently its sole exploration permit, conduct preliminary seismic and geological studies over the Permit and participate in drilling the Ealing-1 and Arcadia -1 exploration wells which occurred in the fall of 2000. Neither of these exploration wells discovered hydrocarbons. As currently structured, the Registrant proposes to derive all of its revenue from a discovery of commercial quantities of hydrocarbons in PEP 38256. By drilling the two exploration wells the Registrant and its joint venture partners have met all the work obligations under which the Permit was granted by the government of New Zealand. The Registrant and its joint venture partners are now in the process of evaluating the information gained from drilling the Arcadia-1 and Ealing-1 exploration wells in order to determine what, if any, future exploration programs should be conducted on the Permit.

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

The Holder is required to complete a work program, disclosed herein, to maintain the permit in good standing.

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

2.   Limited Financial Resources

     The Registrant has limited financial resources and will have to raise additional funds to sustain, continue and expand its business. At the end of the Registrant's last completed fiscal year, dated September 30, 2001, the Registrant, after paying its share of the drilling costs of the Ealing-1 and Arcadia-1 wells, had $263,272 in working capital. The Registrant's required future expenditures for the period up to December 31, 2002 are approximately $135,000 and relate to the evaluation of the permit area following the drilling of the Ealing-1 and Arcadia-1 wells plus accounting, legal and administrative costs. The Registrant and its permit partners have satisfied the five-year obligations under which the permit was granted by completing the Ealing-1 and Arcadia-1 explorations wells. The Registrant and its permit partners will now review and remap the permit in light of the information gained from drilling the exploration wells. After the expiry of the first term of the permit on August 25, 2002 the Registrant and its partners will have the option to retain 50% of the permit area under a new work program which had yet to be identified. As the work program has yet to be negotiated with the Government of New Zealand, the capital necessary to carry out the work program cannot be determined at this time. However, the Registrant considers it probable that any such work program will require an amount of capital that exceeds the Registrant's current working capital. It is therefore likely that the Registrant currently does not have sufficient capital to satisfy the expected expenditures, has no revenues and will rely principally on the issuance of common shares to raise funds to finance the expenditures that are expected to be incurred beyond December 31, 2002. There is no assurance that market conditions will continue to permit the Registrant to raise funds when required, and any additional equity financing could be dilutive to existing shareholders of the Registrant (See Risk Factor #14- Dilution and Low Priced Shares Eligible for Future Sales). Should the Registrant fail to raise additional capital the Registrant will be unable to carry out its plan of operations and will be forced to abandon PEP 38256, after August 25, 2002, which is currently the Registrant's sole property.

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

     While the Registrant and its permit partners have met all the permit conditions up to August 25, 2002, if they decide to renew their permit over PEP 38256 a new work program will be attached to the permit. If the Registrant does not have sufficient working capital to satisfy the future work conditions of PEP 38256, the Registrant will have to raise additional working capital to fund its portion the future exploration costs. Alternatively the Registrant can reduce its costs to fund the exploration by farming out part of its interest to a third party, as it has done in the past, in exchange for the third party contributing to the costs of exploration. If the permit obligations are not satisfied by the specified due dates the Registrant and its partners would be in non-compliance with the PEP 38256 permit terms. Non-compliance may result in revocation of the permit at the sole option of the Minister of Economic Development of New Zealand. The Minister of Economic Development must first issue a notice of default to the Holder, after which the Holder has 60 days to cure the default. As the interest in PEP 38256 is the sole property held by the Registrant, the revocation or loss of the permit would be extremely detrimental to the Registrant's business.

4.   No Assurance of Earnings and Accumulated Losses

     The Registrant currently has no oil or gas producing properties nor has the Registrant ever generated any revenue from oil or gas sales. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the Registrant's fiscal year dated September 30, 2001, the Registrant has an accumulated deficit of $2,263,665 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. This will happen because there are expenses associated with the research and exploration of PEP 38256. The Registrant cannot guarantee that it will be successful in generating revenues in the future. A failure to generate revenues will likely cause the Registrant to go out of business.

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

9.   Oil & Gas Price Fluctuations

     In the past few years, the price of oil & gas has been volatile. At the present time the price of oil is around the long run average price, but lower than the average for the last two years, while the price of natural gas is also low compared to the last year. There can be no assurance that in the future prices for oil & gas production will not drop lower or stabilize at the current low rates. This general downturn in the prices of oil & gas may lead the Registrant to reduce its exploration efforts on PEP 38256 which in turn could lead to an abandonment of PEP 38256.

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

     Fluctuations on a monthly basis in the New Zealand dollar versus the U.S. dollar during the last year are as follows:

     ---------------------------------
     Date             Exchange Ratio
     ---------------------------------
     Sep 2000         0.4188
     ---------------------------------
     Oct 2000         0.4006
     ---------------------------------
     Nov 2000         0.4000
     ---------------------------------
     Dec 2000         0.4293
     ---------------------------------
     Jan 2001         0.4444
     ---------------------------------
     Feb 2001         0.4343
     ---------------------------------
     Mar 2001         0.4188
     ---------------------------------
     Apr 2001         0.4071
     ---------------------------------
     May 2001         0.4222
     ---------------------------------
     Jun 2001         0.4143
     ---------------------------------
     Jul 2001         0.4087
     ---------------------------------
     Aug 2001         0.4248
     ---------------------------------
     Sep 2001         0.4175
     ---------------------------------

14.  Inadequacy of Public Market and Removal from Exchange Act Reporting
     Status

     The Registrant's Common Stock is quoted through the facilities of the National Quotation Bureau. Management's strategy is to develop a public market for its Common Stock by soliciting brokers to become market makers of the Registrant's Common Stock. To date, however, the Registrant has only approached one market maker directly while a limited number of other securities brokers have on their own volition become market makers. The Registrant has only 43 shareholders of record as at December 14, 2001, and, therefore, no real market for the trading of its Common Stock. There can be no assurance that a stable market for the Registrant's Common Stock will ever develop or, if it should develop, be sustained. It should be assumed that the market for the Registrant's Common Stock will continue to be highly illiquid, sporadic and volatile. These securities should not be purchased by anyone who cannot afford the loss of the entire investment. As of August 1999, the Registrant was required to become and maintain status as a reporting issuer under the Exchange Act, in order to be traded on the OTCBB by broker-dealers regulated by the National Association of Securities Dealers. If the Company is delayed in becoming a reporting issuer under the Exchange Act, or fails to continue to be a reporting issuer, management may encounter difficulty in maintaining or expanding a trading market in the near term, if at all, and shareholders may not be able to sell their shares in the public market. Management has determined that the excess costs to the Registrant to maintain its reporting status under the Exchange Act are not warranted at this early stage in the Registrant's development as the capital otherwise expended on legal and accounting costs associated with being a reporting issuer could be spent on further exploration. As a result, it is expected that the Registrant's Common Stock will continue to trade on the Pink Sheets and will not be listed on the OTCBB in the near future. The Company is continuing to consider removing itself as a reporting issuer, and if it does remove itself the Registrant will no longer be filing an annual Form 10-KSB or a quarterly Form 10-QSB, nor will the directors, officers and affiliates of the Registrant be required to file a Form 3 or a Form 4 to disclose their shareholdings and trades. Other than information provided by the Registrant directly in the way of press releases, little or no information regarding the Registrant, its financial status and its business will be available to the public if the Registrant removes itself from the reporting requirements of the Exchange Act.

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

     The Registrant has adopted a stock option plan authorizing the purchase of up to 3,000,000 shares and has issued options to acquire up to 217,500 shares of Common Stock exercisable at $1.50 per share and 15,000 shares of Common Stock exercisable at $2.00 per share. The Registrant had options expire during the year to purchase up to 800,000 shares exercisable at a price of US$0.50 per share. The Registrant has 5,000,000 warrants outstanding exercisable at a price of $1.00 per common share and a further 400,000 warrants exercisable at $2.25 per share. The existence of below-market priced options, warrants or Common Stock issuances could adversely affect the market price of the Registrant's Common Stock and could impair the Registrant's ability to raise additional capital through the sale of its equity securities or debt financing.

     Approximately 5,000,000 common shares of restricted common stock became eligible for sale under Rule 144 on approximately April 10, 2001 and additional shares of Common Stock will become eligible for resale into the market if the Registrant issues more equity, and there is no assurance or agreement that these holders will not sell any of their shares. If a substantial number of these shares were to be offered for sale or sold in the market, the market price of the Registrant's Common Stock would likely be adversely affected.

16.  No Title Insurance

     Although the Registrant has done a review of titles to PEP 38256 it has not obtained title insurance with respect to the property and there is no guarantee of title. Although the Registrant is not aware of any, the area, which is covered by PEP 38256, may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects.

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

18.  Concentration of Ownership and Ineffective Voting Powers

     The directors, officers and other affiliates of the Registrant beneficially own a sufficient number of the outstanding shares of Common Stock of the Registrant to be in control with respect to matter which may require a majority vote of the Registrant's shareholders, such as the election members of the board of directors or the sale of all or substantially all of the Registrant's assets. Should the directors, officers and affiliates vote their shares in a like manner on a matter requiring a majority vote of the Registrant's shareholders, it is most likely that their position on the matter would control the outcome of the vote. Additionally, because the directors, officers and affiliates control the Registrant through their significant shareholdings, the value attributable to the right to vote is essentially gone. This could result in a reduction in the market value to the shares owned by a shareholder because of the ineffective voting power.

19. Conflicts of Interest Among Other Companies with Common Directors and Common Controlling Shareholder.

     Mr. David Bennett is also a director of Indo-Pacific Energy Ltd. a company who is currently the operator of and a partner in PEP 38256 pursuant to the terms of the PEP 38256 joint venture operating agreement. Additionally, Mr. Guidi is a controlling shareholder of both the Registrant and Indo-Pacific Energy Ltd. and was previously a director of Indo-Pacific Energy Ltd. Due to their roles in both the management of the Registrant and the management of Indo-Pacific Energy Ltd., a conflict of interest could conceivably arise between the best interests of the Registrant and the best interests of Indo-Pacific Energy Ltd. In a situation where a conflict of interest exists between the best interests of the Registrant and Indo-Pacific Energy Ltd., any decision by Mr. Guidi or Mr. David Bennett, which furthers the best interests of Indo-Pacific Energy Ltd. may be harmful to the business conducted by the Registrant.

     Mr. Michael Hart and Mr. Alex Guidi are also directors of Trans-Orient Petroleum Ltd. Mr. Guidi is also an executive officer and the controlling shareholder of Trans-Orient Petroleum Ltd., while Mr. Bennett also owns common shares and options in Trans-Orient Petroleum Ltd., Trans-Orient Petroleum Ltd. is an affiliate and a controlling shareholder of the Registrant. Due to their roles in both the management of the Registrant and the management of Trans-Orient Petroleum Ltd. a conflict of interest could conceivably arise between the best interests of the Registrant and the best interests of Trans-Orient Petroleum Ltd. In a situation where a conflict of interest exists between the best interests of the Registrant and Trans-Orient Petroleum Ltd. any decision by these persons, which furthers the best interests of Trans-Orient Petroleum Ltd. may be harmful to the business conducted by the Registrant.

Employees and Consultants

The Registrant is in the start up stage and none of the Registrant's executive officers have employment agreements with the Registrant. Mr. Cameron Fink (President) and Mr. David Bennett (Vice-President of Exploration) devote less than 20% of their time to the Registrants business. The Registrant does not have any employees, as the operator, Indo-Pacific Energy Ltd., of which Mr. Bennett is the President and CEO, conducts exploration activities on PEP 38256 on behalf of the joint venture. As the operator incurs expenses on the permit, the operator submits cash calls on a periodic basis to the Registrant. The dollar value of the cash calls submitted by the operator to the Registrant will be based upon the Registrant's percentage interest in PEP 38256. All of the

Registrant's geological, exploration and technical services are provided by consultants who bill their services to the joint venture. The Registrant also receives corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Corp. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis and has devoted less than 25% of their time to matters related to the Registrant. DLJ Management Corp. bills monthly for its services on a cost recovery basis for labor and rent, office costs, and employee benefits.

ITEM 2.   DESCRIPTION OF PROPERTY

The Registrant maintains a 120 square foot head office space on a rent free basis located at Suite 1400, 700 - 4th Avenue, Calgary, Alberta, Canada, from which the President of the Registrant conducts business on behalf of the Registrant. The operator conducts business on behalf of the Registrant directly related to PEP 38256 in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd. and two other exploration companies and the operator bills the Registrant monthly for the facility on the basis of actual hours worked in a given month for activities directly related to the Permit.

The Registrant currently has no oil or gas producing properties and at present, no known deposits of oil or gas. Currently, the sole asset owned by the Registrant is its 52.5% interest of PEP 38256. Indo-Pacific Energy Ltd. is the operator on PEP 38256 and is carrying out the required exploration programs on behalf of the joint venture pursuant to an operating agreement dated June 25, 1998 and under which the Registrant's initial interest in the Permit was acquired. Under the terms of the operating agreement, each participant in the Permit is entitled to a specified equity share or percentage in the Permit provided each participant pays for its pro rata share of expenditures or cash calls related to the development of the Permit. The level of expenditures and the work program are determined by agreement between the members of the joint venture, who vote pro rata with respect to their equity share with respect to expenditure proposals. The Registrant holds a veto vote over expenditure proposals, and other than work which is obligatory under the conditions of the Permit, cannot be forced into any expenditure it does not approve. If any participant, including the operator, does meet its required obligations or pay its portion of the cash calls, that participant will automatically relinquish its interest to the other participants in the Permit.

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

On March 31, 2000, Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd. concluded a transaction under which all of the oil and gas assets of Trans-Orient Petroleum Ltd. were sold to Indo-Pacific Energy Ltd., including Trans-Orient Petroleum Ltd.'s interest in PEP 38256. After the transaction was concluded the interest holders in PEP 38256 was the Registrant (30%) and Indo-Pacific Energy Ltd. (70%).

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

On June 28, 2000 the Registrant exercised its option to acquire an additional 50% participating interest PEP38256 from Indo-Pacific Energy Ltd. Under the terms of the option agreement, the Registrant would earn the interest by funding the entire costs of drilling and testing two exploration wells. The planned depth for each of the Ealing-1 and Arcadia-1 wells was 6000 feet to reach the potential targets, with several targets both above and below the Homebush Sandstones that reside as a geological formation at 6000 feet. The costs to drill the two wells, including the mobilization cost of the drilling rig, was $1,550,000.

In order to fund the costs of drilling the Ealing-1 and Arcadia-1 wells, the Registrant entered into three farm out agreements with third parties under which the Registrant assigned a portion of its 80% interest in exchange for each of the third parties paying a portion of the drilling costs on the two wells.

The first farm out agreement was entered into with Orion Exploration Limited ("Orion"), a subsidiary of the Orion Group, on October 9, 2000. Pursuant to the agreement Orion earned a 10% interest in both the South Area and North Area of PEP 38256 by reimbursing the Company for a portion of past exploration costs, and by contributing 20% to the cost of drilling both the Ealing-1 and Arcadia-1 wells. The Registrant previously reported this transaction through the filing of a Form 8K which included a copy of the farm out agreement as an exhibit all of which was filed on October 24, 2000, the contents of which were incorporated by reference in the Registrant's 2000 10-KSB.

The second farm out agreement was entered into with Magellan Petroleum Australia Limited ("Magellan") on October 23, 2000. Pursuant to the agreement the Registrant granted Magellan a twenty percent (20%) beneficial interest in the South Area of PEP 38256, which includes the site of the Ealing- 1 well. In consideration for the interest, Magellan reimbursed the Company for a portion of past exploration costs, and by contributing 34% to the cost of drilling the Ealing-1 well. The agreement also provided Magellan with the opportunity to acquire up to a 20% interest in the North Area, including the Arcadia-1 well, after the results of the Ealing-1 well were determined, and in exchange Magellan would be required to pay the Registrant for a portion of past exploration costs, and contribute 40% to the cost of drilling the Arcadia-1 well

Based upon the unsuccessful results from drilling the Ealing-1 well, Magellan chose not to exercise their option to acquire an interest in the North Area; and pursuant to the terms of the farm in agreement, Magellan chose to reduce its beneficial interest in the South Area to twelve percent (12%). The Registrant previously reported this transaction through the filing of a Form 8K which included a copy of the farm out agreement as an exhibit all of which was filed on November 7, 2000, the contents of which were incorporated in the Registrant's 2000 10-KSB.

The third farm out agreement occurred on November 20, 2000 when the Registrant's board of directors ratified a letter agreement earlier entered into with Durum Cons. Energy Corp. ("Durum"). Pursuant to the agreement, the Registrant granted Durum a twenty percent (20%) beneficial interest in the North Area of PEP 38256, which includes the site of the Arcadia-1 well, with effect from the date on which the Arcadia-1 well spudded. Pursuant to the agreement Durum earned a 20% interest in the North Area of PEP 38256 by reimbursing the Registrant for a portion of past exploration costs, and by contributing 40% to the cost of drilling the Arcadia-1 well. (See PART III, ITEM 12 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of the relationship between Durum Cons. Energy Corp. and the Registrant).

During the 2001 fiscal year, as approved by the Minister of Energy of New Zealand, the Registrant, Magellan, and Durum reorganized their equity interests in PEP 38256 to streamline permit operations. Under the new terms, the north and south beneficial acreages were combined into one.

After giving effect to these farm outs and the reorganization, the interests in PEP 38256 are the following:

Company
-------
AMG Oil Ltd.                                       52.5%
Indo-Pacific Energy Ltd.                           20%
Magellan Petroleum Australia Limited               7.5%
Durum Cons. Energy Corp.                           10%
Orion Exploration Ltd.                             10%

Petroleum Exploration Permit 38256, South Island

The Canterbury Basin is located both onshore and offshore in the area surrounding Christchurch, on the South Island of New Zealand. The total area of the Canterubury basin is approximately twelve million acres. The sediments in the Canterbury Basin range in age from Middle Cretaceous to Miocene. PEP 38256, which contains a portion of the Canterbury Basin, was granted on August 25, 1997 to Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd. The permit area is situated in the onshore area surrounding Christchurch and encompasses 2,760,120 acres or (11,183 square kilometers). The permit term is five years, but a minimum of 50% must be relinquished within three years. On August 25, 2000 the participants in PEP 38256 relinquished back to the government of New Zealand 50% of the PEP 38256 permit area that was considered to be of lesser prospectivity. After the relinquishment the PEP 38256 permit covers an area of approximately
1.3 million acres which contains all the prospects and exploration leads so far identified by the Company and its joint venture partner in the permit. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand has reserved a royalty of the greater, in any one year, of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits. (See PART I ITEM 1- New Zealand Petroleum Exploration Permits).

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

The Registrant and the other participants in PEP 38256 have completed the work program for the entire five-year term of the permit to August 2002. The Company and the other participants are required to commit to a new work program or relinquish the permit, however no work program has been implemented to date. If an acceptable work program cannot be agreed on by the participants and the Minister of Energy of New Zealand, the participants will be required to relinquish the permit.

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

                                PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Registrant's shares trade on the "Pink Sheets" interdealer quotation operated by the National Quotation Bureau under the symbol "AMGO." Prior to August 2, 1999, the Registrant's shares traded on the OTCBB under the trading symbol "AMGO". Summary trading by quarter for the 2001 and 2000 fiscal years are as follows:

Fiscal Quarter          High Bid(1)        Low Bid(1)         Volume
--------------          -----------        ----------         ------
2001
First Quarter             3.00                0.10           3,107,600
Second Quarter            0.28                0.03           3,783,500
Third Quarter             0.095               0.04           1,388,200
Fourth Quarter            0.10                0.059          1,144,900

2000
First Quarter              .625                .25              43,700
Second Quarter            1.50                 .25           1,383,600
Third Quarter             3.35                 .625          1,346,700
Fourth Quarter            3.60                2.70           2,443,900

Note:
(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 14, 2001 there were 19,600,000 shares of Common Stock of the Registrant issued and outstanding.

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

As of December 14, 2000 there were 48 holders of record and the Registrant closing share price on that date was $0.12.

During the 2001 fiscal year the Registrant did not issue any securities.

During the 2000 fiscal year the Registrant issued the following securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All issuances were made pursuant to exemptions from registration contained in Regulation S, promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act").

           Type of
Date       Security     Number      Proceeds   Exemption
----       --------   ------      --------   ---------


10/04/00   Units      5,000,000    $250,000   Rule 903(b)(3) of Reg. S (1)(2)
28/08/00   Units        400,000    $900,000   Rule 903(b)(3) of Reg. S (3)(4)

(1)   The shares of Common Stock were issued to Trans-Orient Petroleum Ltd.
      (see PART I ITEM 7- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) at a price of $0.05 per share for total proceeds of $250,000. In relying on the exemption claimed, the Registrant relied on the following facts: (i) at the time of the issuance, the Registrant was not a reporting company subject to section 13 or 15d of the Exchange Act (ii) the shares of Common Stock were fully paid for and (iii) the company which received the shares of Common Stock was not resident in the United States of America.

(2) Each Unit consists of one share of Common Stock and one warrant to purchase an additional share of Common Stock at any time until April 10, 2005 at a price of $1.00 per share.

(3) The shares of Common Stock were issued to Carerra Investments Ltd. at a price of $2.25 per share for total proceeds of $900,000. In relying on the exemption claimed, the Registrant relied on the following facts (i) at the time of the issuance, the Registrant was a reporting company subject to section 13 or 15d of the 1934 Exchange Act (ii) the shares of Common Stock were fully paid for and (iii) the company which received the shares of Common Stock was not resident in the United States of America.

(4) Each Unit consists of one share of Common Stock and one warrant to purchase an additional share of Common Stock at any time until August 28, 2002 at a price of $2.25 per share.

The Registrant established a stock option plan (the "Plan") for directors, officers, employees and consultants who provide services to the Registrant. ?,000,000 shares are reserved for issuance under the Plan. Any options issued under the Plan will expire on the earlier of (i) 10 years from the establishment of the Plan, or (ii) the expiry date assigned to the individual option grant.

On June 20, 2000 the Registrant's board of directors granted options to acquire up to 217,500 shares of Common Stock at an exercise price of $1.50 per share to directors, officers and individuals providing services to the Registrant and the PEP 38256 joint venture. Additionally, on October 31, 2000 the Registrant's Board of Directors granted options to acquire up to 15,000 shares of Common Stock at an exercise price of $2.00 per share to Arthur Evans. The options granted are subject to a vesting schedule whereby 1/6 of the total granted vests every six months from the date of granting. Additionally the options carry restrictions on resale whereby a maximum of 25% of the amount vested can be resold in any 30-day period. The directors and officers who were granted options are the following:

Name             Title      Total Amount     First Vesting Date

Cameron Fink     President     20,000        December 20, 2000(1)
David Bennett    Director      50,000        December 20, 2000(2)
Arthur Evans     Director      15,000        May 1, 2000(3)
Michael Hart     Director      15,000        December 20, 2000(4)
Mark Katsumata   Officer       10,000        December 20, 2000(5)

(1) On December 20, 2001 of the total amount under option, 10,000 shares of Common Stock may be acquired under the vesting schedule.
(2) On December 20, 2001 of the total amount under option, 25,000 shares of Common Stock may be acquired under the vesting schedule. An option to acquire up to 10,000 shares of Common Stock was granted to Mr. David Bennett's spouse Jenni Lean. Both Mr. Bennett's options and Jenni Lean's options are held within a family trust of which Mr. Bennett and Jenni Lean are beneficiaries.
(3) On May 1, 2001 of the total amount under option, 7,500 shares of Common Stock may be acquired under the vesting schedule.
(4) On December 20, 2001 of the total amount under option, 7,500 shares of Common Stock may be acquired under the vesting schedule.
(5) On December 20, 2001 the options expired as Mr. Katsumata resigned as an officer of the Company.

ITEM 6.   PLAN OF OPERATIONS

The Registrant has been principally involved in the acquisition, interpretation and mapping of seismic on PEP 38256 during the past three years and hence has not yet received revenues from operations, profitability or break-even cash flow. As of the date of the Registrant's last completed fiscal period ending September 30, 2001 a total of $ 1,820,860 was spent by the Registrant on the Permit. The Registrant currently has no oil or gas producing properties nor any known deposits of oil or gas. The Registrant and its permit partners have recently satisfied the five year obligations under which the permit was granted by completing the Ealing-1 and Arcadia-1 explorations wells. The Registrant and its joint venture partners are required or plan to carry out the following work during the calendar year 2002:

Review seismic, drilling and geological data in PEP 38256 in light of the results of Arcadia-1 and Ealing-1 wells.

In more detail, this will consist of:

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

Total cost of this work is budgeted at US$50,000, of which the Registrant's share is US$26,250. After paying for its share of the recent drilling costs associated with the Ealing-1 and Arcadia-1 wells, the Registrant has approximately $260,000 in working capital. The Registrant's required future expenditures for the period up to December 31, 2001 are approximately $135,000 and relate to the evaluation of the permit area following the drilling of the Ealing-1 and Arcadia-1 wells and accounting, legal and administrative expense.

After the expiry of the first term of the permit on August 25, 2002 the Registrant and its partners will have the option to retain 50% of the permit area under a new work program which had yet to be identified. As the work program has yet to be negotiated with the Government of New Zealand, the capital necessary to carry out the work program cannot be determined at this time. However, the Registrant considers it probable that any such work program will require an amount of capital that exceeds the Registrant's current working capital. It is therefore likely that the Registrant currently does not have sufficient capital to satisfy the expected expenditures, has no revenues and will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that are expected to be incurred beyond December 31, 2002. Failure to raise additional funds would result in the relinquishment of the Registrants interest in the permit, currently the Registrants sole asset. The Registrant has relied principally on the issuance of Common Stock by private placements to individuals known to officers and directors of the Registrant, Trans-Orient Petroleum Ltd. and Indo-Pacific Energy Ltd., companies which are related through a common controlling shareholder and participants in PEP38256, (See PART III ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) to raise funds to support the business. There can be no assurance that the Registrant will be successful in raising additional funds through the issuance of additional equity nor that the parties that provided funds in the past will continue to do so.

The Registrant does not expect any significant purchases of plant & equipment nor any increase in the number of employees in the near future.

ITEM 7   FINANCIAL STATEMENTS

                      TELFORD SADOVNICK, P.L.L.C.
                     CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of AMG Oil Ltd. (formerly Trans New Zealand Oil Company) (A Development Stage Enterprise)


We have audited the accompanying consolidated balance sheets of AMG Oil Ltd. (formerly Trans New Zealand Oil Company) (a development stage enterprise) as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2001, 2000 and 1999 and for the period from inception on February 20, 1997 to September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMG Oil Ltd. (formerly Trans New Zealand Oil Company) (a development stage enterprise) as of September 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended September 30, 2001, 2000 and 1999 and for the period from inception on February 20, 1997 to September 30, 2001 in conformity with generally accepted accounting principles in the United States of America.

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


/s/ TELFORD SADOVNICK, P.L.L.C.


CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
December 12, 2001

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Balance Sheets
================================================================================

As at September 30,                                     2001          2000
--------------------------------------------------------------------------------

Assets

Current

Cash                                                $    277,641   $    850,808
Accounts receivable                                          137            163
Prepaid expenses                                           2,912          6,403
--------------------------------------------------------------------------------

                                                         280,690        857,374


Investments                                               11,919         31,041
Property and equipment                                     4,043          5,378
Oil and gas interest                                     274,671        497,987
--------------------------------------------------------------------------------

Total Assets                                        $    571,323   $  1,391,780
================================================================================


Liabilities

Current

Accounts payable and accrued liabilities            $      7,518   $     15,012
Due to related parties                                     9,900         23,404
--------------------------------------------------------------------------------

Total Liabilities                                         17,418         38,416
--------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity

Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30,
  2001: 19,600,000 shares
  2000: 19,600,000 shares                                    196            196
Additional paid-in capital                             2,817,374      2,723,059
Deficit accumulated during the development stage      (2,263,665)    (1,369,891)
--------------------------------------------------------------------------------

Total Stockholders' Equity                               553,905      1,353,364
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity          $    571,323   $  1,391,780
================================================================================



     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Operations
================================================================================

                                                                                                              Cumulative
                                                                                                            from Inception
                                                                                                            on February 20,
                                                     Year Ended         Year Ended         Year Ended          1997 to
                                                    September 30,      September 30,      September 30,      September 30,
                                                        2001               2000               1999               2001
----------------------------------------------------------------------------------------------------------------------------
Expenses

General and administrative                        $    178,587       $    264,370       $     43,786       $    532,856
Loss on sale of investments                               -                  -                16,135             16,135
Write-down of investments                               19,122             21,835             48,551            233,854
Write-down of oil and gas interest                     711,633            834,396                160          1,546,189
----------------------------------------------------------------------------------------------------------------------------

                                                       909,342          1,120,601            108,632          2,329,034
----------------------------------------------------------------------------------------------------------------------------

Other Income

Interest income                                         15,568             14,131             11,467             58,430
Gain on sale of oil and gas interest                      -                  -                  -                 6,939
----------------------------------------------------------------------------------------------------------------------------

                                                        15,568             14,131             11,467             65,369
----------------------------------------------------------------------------------------------------------------------------

Net loss for the period                           $   (893,774)      $ (1,106,470)      $    (97,165)      $ (2,263,665)
============================================================================================================================
Basic and diluted loss per
    share                                         $      (0.05)      $      (0.07)      $      (0.01)      $      (0.12)
============================================================================================================================


     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
================================================================================

                                                                                                              Cumulative
                                                                                                            from Inception
                                                                                                            on February 20,
                                                     Year Ended         Year Ended         Year Ended          1997 to
                                                    September 30,      September 30,      September 30,      September 30,
                                                        2001               2000               1999               2001
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for the period                           $   (893,774)      $ (1,106,470)      $    (97,165)      $ (2,263,665)
Adjustments to reconcile net loss to
  cash applied to operating activities:
  Depreciation                                           1,436                410               -                 1,846
  Compensation expense from stock options               94,315             42,255               -               136,570
  Loss on sale of investments                             -                  -                16,135             16,135
  Write-down of investments                             19,122             21,835             48,551            233,854
  Write-down of oil and gas interest                   711,633            834,396                160          1,546,189
  Gain on sale of oil and gas interest                    -                  -                  -                (6,939)
Changes in non-cash working capital:
  Accounts receivable                                       26                (71)               825               (137)
  Accounts payable and accrued liabilities              (7,494)             8,940                334              7,518
  Due to related party                                 (13,504)            23,404               -                 9,900
  Prepaid expenses                                       3,491             (6,403)              -                (2,912)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                  (84,749)          (181,704)           (31,160)          (321,641)
----------------------------------------------------------------------------------------------------------------------------

Financing Activities
Common shares issued for cash                             -             1,150,000            600,000          2,681,000
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                 -             1,150,000            600,000          2,681,000
----------------------------------------------------------------------------------------------------------------------------

Investing Activities
Purchase of investments                                   -                  -                   -             (324,856)
Proceeds from sale of investments                         -                  -                 72,948            72,948
Oil and gas exploration expenditures                  (488,317)          (369,829)           (539,407)       (1,823,921)
Purchase of property and equipment                        (101)            (5,788)               -               (5,889)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                 (488,418)          (375,617)           (466,459)       (2,081,718)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
  during the period                                   (573,167)           592,679             102,381           277,641
Cash position - Beginning of year                      850,808            258,129             155,748              -
----------------------------------------------------------------------------------------------------------------------------

Cash position - End of year                       $    277,641       $    850,808         $  258,129       $    277,641
============================================================================================================================

Supplemental disclosure of non-cash
  investing activities:
  Purchase of investments                         $       -          $       -            $     -          $    (10,000)
============================================================================================================================

     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                                               Accumulated
                                                                 Additional     during the          Total
                                      Common Stock                 Paid-in      Development      Stockholders'
                              ----------------------------
                                 Shares         Amount             Capital         Stage            Equity
                              ----------------------------------------------------------------------------------
Balance at September 30,
  1998                        13,000,000      $     130       $     930,870   $    (166,256)  $     764,744

Common stock issued for
  cash at $0.50 per share      1,200,000             12             599,988                         600,000
Net loss during the year                                                            (97,165)        (97,165)
                              ----------------------------------------------------------------------------------

Balance at September 30,
  1999                        14,200,000            142           1,530,858        (263,421)      1,267,579

Common stock issued for
  cash at $0.05 per share      5,000,000             50             249,950                         250,000
Common stock issued for
  cash at $2.25 per share        400,000              4             899,996                         900,000
Net compensation expense
   from stock options                                                42,255                          42,255
Net loss during the year                                                         (1,106,470)     (1,106,470)
                              ----------------------------------------------------------------------------------
                                                                                 (1,106,470)     (1,106,470)

Balance at September 30,
  2000                        19,600,000            196           2,723,059      (1,369,891)      1,353,364
Net compensation expense
  from stock options                                                 94,315                          94,315
Net loss during the year                                                           (893,774)     (1,106,470)
                              ----------------------------------------------------------------------------------
                                                                                   (893,774)     (1,106,470)

Balance at September 30,
  2001                        19,600,000      $     196       $   2,817,374   $  (2,263,665)  $     553,905
                              ==================================================================================


     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


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

b)   Accounting Principles and Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from those estimates.

c)   Translation of Foreign Currencies

     The Company's foreign operations through its subsidiaries are of an integrated nature and accordingly, the functional currency of the Company's foreign subsidiaries, is the United States dollar.

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


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

e)   Joint Operations

     The Company's oil and gas activities are conducted jointly with other companies and accordingly, these financial statements reflect only the Company's proportionate interest in these activities.

     Refer to Note 5

f)   Investments

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

g)   Property and equipment

     Property and equipment consist of furniture, leasehold improvements and office equipment and are recorded at cost and depreciated over their estimated useful lives on a declining balance basis at annual rates of 20% to 30%.

     Refer to Note 4

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h)   Oil and Gas Interest

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

     Calculations for depletion and the ceiling test are required under the full cost method. Although these calculations are summarized below, they may not apply to the Company and may never apply to the Company unless proved reserves are discovered or acquired, which may never happen.

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

i)   Income Taxes

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

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENTS

Investments comprise of 6,616 common shares (79,400 shares prior to a 1 for 12 share consolidation) (September 30, 2000: 6,616 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (September 30, 2000: $235,773) and having a fair value of $1,919 (September 30, 2000: $21,041)
and 600,000 common shares (September 30, 2000: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (September 30, 2000: $10,000). During the 2001 fiscal year, the Company recorded a write-down of investments of $19,122 (2000 fiscal year: $21,835 and 1999 fiscal year: $48,551) resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings. At September 30, 2001 and 2000, gross unrealized holdings gains/(losses) are Nil.

The Company has the right to a further 600,000 common shares of Gondwana if a commercial discovery is located in Petroleum Exploration Permit 38723.

Refer to Note 6

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

                                                     2001           2000
                                                -------------    -------------

Furniture and office equipment                  $       4,832    $       4,760
Leasehold improvements                                  1,057            1,028
                                                -------------    -------------

                                                        5,889            5,788
Accumulated depreciation                               (1,846)            (410)
                                                -------------    -------------

                                                $       4,043    $       5,378
                                                =============    =============

NOTE 5 - OIL AND GAS INTEREST

As at September 30, 2001, the Company has a 52.5% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area is required to be relinquished upon renewal of PEP 38256, by August 25, 2002. The other participants in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, Durum Cons. Energy Corp. ("Durum") (10%), Magellan Petroleum Australia Limited ("Magellan") (7.5%) and Orion Exploration Limited ("Orion") (10%).

By an agreement dated June 25, 1998, the Company acquired a right to earn up to an 80% participating interest in PEP 38256 from Indo-Pacific and Trans-Orient Petroleum Ltd. ("Trans-Orient"). In December 1998, the Company earned a 30% participating interest in PEP 38256 by funding all of the costs of acquiring, processing and interpreting 200 kilometers of seismic data.

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 5 - OIL AND GAS INTEREST (continued)

During the 2001 fiscal year the Company earned an additional 50% participating interest by funding all of the costs of required seismic and drilling for two exploration wells.

The Company entered into farm in agreements during the 2001 fiscal year with Orion (10%), Magellan (20% of the South Area) and Durum (20% of the North Area), resulting in the Company's interest in the permit being reduced to 50% of the North Area of PEP 38256 and 50% of the South Area of PEP 38256. The farm out agreements required Orion, Magellan and Durum to pay drilling and related costs of 20%, 34% of the South area and 40% of the north area, respectively.

During the 2001 fiscal year, Magellan reduced its interest of 20% of the south area of the permit to 12% of the south area of the permit, increasing the Company's interest to 58% of the South Area, per certain conditions in the farm in agreement dated October 19, 2000.

During the 2001 fiscal year, as approved by a director's resolution dated May 29, 2001 and by the Minister of Energy of New Zealand, certain participants reorganized their equity interests in the permit to streamline permit operations. Under the new terms, the north and south beneficial acreages were combined into one. As a result of the reorganization, effective July 2, 2001 the Company holds a 52.5% interest in the entire permit.

During the period a ceiling test was performed by the Company and the operator of PEP 38256 and as a result the Company has written off capitalized costs of $711,633 relating to the property.

The Company and the other participants have completed the work program required for the entire five-year term.

At September 30, 2001, PEP 38256 is in good standing with respect to its work commitments and does not require the Company to incur minimum exploration expenditures for the 2002 fiscal year. However, the Company estimates costs of $25,000 for exploration expenditures to be incurred in the 2002 fiscal year.

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

     Refer to Note 3

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

b)   Oil and Gas Interest

     During the 1998 fiscal year, Indo-Pacific granted the Company a right to earn up to an 80% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256").

     During the 2001 fiscal year, the Company entered into a farm in agreement with Durum, whereby Durum earned a 20% interest in the North Area of the permit for paying 40% of the costs of drilling and the plugging and abandoning or the setting of casing of the Arcadia-1 well and thereafter paying 20% of all costs of the joint operations ongoing in the North Area.

     During the 2001 fiscal year, the Company entered an agreement with Indo-Pacific, Durum and other joint venture partners to amend its interest in PEP 38256.

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

     During the 2001 fiscal year, the Company granted stock options to purchase 15,000 shares, exercisable at a price of $2.00 per share to a director of the Company. As these stock options were not compensatory in nature, the calculations of compensation cost under APB 25 and SFAS 123 do not apply.

     During the 2001 fiscal year, options to purchase 200,000 shares and 600,000 shares at a price of $0.50 per share, held by Source Rock and Reservoir Rock, respectively, expired, as they were not exercised.

     Refer to Note 8

d)   Consulting Agreements

     During the 2001 fiscal year, the Company paid $7,879 (2000 fiscal year:
     $7,175 and 1999 fiscal year: $4,483) in consulting fees to directors of the Company. During the 2001 fiscal year, the Company incurred $ 9,968 (2000 fiscal year: $51,868 and 1999 fiscal period: $18,288) in consulting fees and for website services to a Company having directors, officers and/or principal shareholders in common with the Company.

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

e)   Due to Related Parties

     At September 30, 2001 the Company owed Indo-Pacific $6,381 (September 30, 2000: $23,404). This amount is non-interest bearing and has no fixed terms of repayment.

     During the 2001 fiscal year the Company incurred $58,257 (2000 fiscal year:
     $56,100 and 1999 fiscal year: Nil) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. At September 30, 2001 the Company owes DLJ $3,519 (September 30, 2000: Nil).

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


NOTE 8 - COMMON STOCK

a)   Authorized and Issued Share Capital

     The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At September 30, 2001, there were 19,600,000 shares (September 30, 2000: 19,600,000 shares) issued and outstanding.

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

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


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

     In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the 2001, 2000 and 1999 fiscal periods:

                                              2001                            2000                           1999
                                    --------------------------------------------------------------------------------------------
                                                     Weighted                        Weighted                        Weighted
                                                     Average                         Average                         Average
                                      Number         Exercise         Number         Exercise         Number         Exercise
     Fixed Options                    of Shares       Price           of Shares       Price           of Shares       Price
                                    --------------------------------------------------------------------------------------------
     Balance at beginning of
       Year                         1,017,500        $ 0.71           800,000        $ 0.50         2,000,000       $ 0.50
     Granted                           15,000          2.00           217,500          1.50              -            -
     Exercised                           -             -                 -             -           (1,200,000)        0.50
     Expired                         (800,000)         0.50              -             -                 -            -
                                    ---------                       ---------                      ----------
     Outstanding and
      exercisable at end of
      year                            232,500        $ 1.53         1,017,500        $ 0.71           800,000       $ 0.50
                                    =========                       =========                      ==========
     Weighted-average fair
      value of options granted
      during the year                                $ -                             $ 2.08                         $ -
                                                     ------                          ------                         ------

     During the 2001 fiscal year, the Company granted stock options to purchase 15,000 shares, exercisable at a price of $2.00 per share to a director of the Company. As these stock options were not compensatory in nature, the calculation of compensation cost under APB 25 and SFAS 123 do not apply.

     During the 2001 fiscal year, options to purchase 200,000 shares and 600,000 shares at a price of $0.50 per share, held by Source Rock Holdings Limited and Reservoir Rock Holdings Limited, respectively, expired, as they were not exercised.

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

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 8 - COMMON STOCK (continued)

     Additionally, stock options to purchase 800,000 shares at a price of $0.50 until July 31, 2000 were amended to establish a new expiry date of December 1, 2000. No stock options were granted during the 1999 fiscal year thus no weighted-average fair value has been assigned.

     The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the 2001, 2000 and 1999 fiscal years:

                                              2001                            2000                           1999
                                    ---------------------------     ---------------------------     ----------------------------
                                           As          Pro                 As          Pro                As          Pro
                                        Reported      Forma             Reported      Forma            Reported      Forma
                                    ----------------------------    ----------------------------    ----------------------------
     Net loss for the year          $   (893,774)   $   (863,814)    $(1,106,470)    $(1,093,048)   $    (97,165)   $    (97,165)
                                    ============================    ============================    ============================
     Basic and diluted
      Loss per share                $      (0.05)   $      (0.05)    $     (0.07)    $     (0.07)   $      (0.01)   $      (0.01)
                                    ============================    ============================    ============================

     The following stock options are outstanding at September 30, 2001:

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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the 2001, 2000 and 1999 fiscal periods. A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 9 - LOSS PER SHARE (continued)

                                         2001           2000           1999
                                     ------------   ------------   ------------
Numerator, net loss for the period   $   (893,774)  $ (1,106,470)  $    (97,165)
                                     ------------   ------------   ------------

Denominator:
Weighted-average number of shares
  Outstanding                          19,600,000     16,624,110     13,650,959
                                     ------------   ------------   ------------

Basic and diluted loss per share     $      (0.05)  $      (0.07)  $      (0.01)
                                     ============   ============   ============

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

                                         2001           2000           1999
                                     ------------   ------------   ------------
Net operating loss carryforwards     $   (617,230)  $   (535,171)  $   (288,869)
                                     ============   ============   ============

Deferred tax asset                   $    209,958   $    181,958   $     96,159
Valuation allowance                      (209,958)      (181,958)       (96,159)
                                     ------------   ------------   ------------
Net deferred tax asset               $       -      $       -      $       -
                                     ============   ============   ============


A valuation allowance has been established, and accordingly, no benefit has been recognized for the Company's deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's current history of net losses and the expected near-term future losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

The Company's subsidiary in New Zealand has tax losses of NZ$3,785,565 to offset future years taxable income in New Zealand. The realization of these tax loss benefits is dependent on generating sufficient taxable income and satisfying shareholder continuity requirements in accordance with New Zealand tax law.

The Company's net operating loss carryforward expires at various dates from the year 2007 to 2020.

================================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
================================================================================

For the Years Ended September 30, 2001, 2000 and 1999
--------------------------------------------------------------------------------


NOTE 11 - COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the presentation of the 2001 fiscal year.

NOTE 12 - SUBSEQUENT EVENTS

No events have occurred subsequent to September 30, 2001, which would have a significant effect on these consolidated financial statements.

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

There were no changes or disagreements with accountants for the fiscal year.

                                 PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, municipality of residence, age and position held of the directors and executive officers of the Registrant are as follows:

Name and Municipality of        Age     Position Held
Residence
Cameron Fink                     33     President & Director
Calgary, Alberta
Canada

Mr. David Bennett(1)             55     Director & Vice-President of Exploration
Karori, Wellington
New Zealand

Arthur Evans                     70     Director
Vancouver, British Columbia
Canada

Michael Hart(1)                  53     Director
Vancouver, British Columbia
Canada

Notes:
(1)   Member of audit committee.

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

Mr. David Bennett has been a member of the board of directors since June 1998. Mr. Bennett received a Bachelor of Arts (Natural Sciences) from Cambridge University in 1968 and a Master of Science in Exploration Geophysics from the University of Leeds in 1969. In 1973, Mr. Bennett received his doctorate in Geophysics from the Australian National University and from 1973 to 1975 conducted post-doctoral research at the University of Texas (Dallas). From 1975 to 1977, Mr. Bennett was a post-doctoral fellow and lecturer at the University of Wellington, New Zealand. From 1977 to 1982, Mr. Bennett was employed by the Department of Scientific and Industrial Research, Government of New Zealand and from 1982 to 1994 was employed as geophysicist, exploration manager and finally general manager by New Zealand Oil and Gas Ltd. Mr. Bennett was an independent consultant from 1994 to 1996 when he joined Indo-Pacific Energy Ltd. Mr. Bennett has been the president, chief executive officer and member of the board of directors of Indo-Pacific Energy Ltd. since October 1996. Since April 1997, he has also been the president and a director of Trans-Orient Petroleum Ltd. In March and April 2000 Mr. Bennett stepped down as president and director, respectively, of Trans-Orient Petroleum Ltd. In April 1997 Mr. Bennett also became a member of the board of directors and president of Durum Cons. Energy Corp. In September 1999 and April 2000 Mr. Bennett stepped down as president and director, respectively, of Durum Cons. Energy Corp. Durum Cons. Energy Corp is a participating member of a joint venture that is conducting petroleum exploration within Papua New Guinea. Durum Cons. Energy Corp. currently has no full time employees.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2001 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 10   EXECUTIVE COMPENSATION

Directors and Officers of the Registrant have received the following compensation for the fiscal year ending September 30, 2001:

----------------------------------------------------------------------------------------------------------------------------
                                        Annual Compensation                  Long-Term Compensation
                                                                       ----------------------------------------
                                                                                  Awards             Payouts
                                   -----------------------------------------------------------------------------------------
(a)                       (b)          (c)         (d)         (e)          (f)           (g)           (h)          (i)
                                                              Other                     Securities                   All
                                                              Annual      Restricted      Under                     Other
                                                             Compen-        Stock        Options/       LTIP       Compen-
Name and                              Salary      Bonus      sation        Award(s)       SARs         Payouts     sation
Principal Position        Year         ($)         ($)        ($)            ($)          (#)            ($)         ($)
----------------------------------------------------------------------------------------------------------------------------
David Bennett             2001           -           -         7,879         -            -             -           -
Vice-President of         2000           -           -         7,175         -          60,000 (1)      -           -
Exploration & Director    1999           -           -         4,483         -            -             -           -

Cameron Fink              2001           -           -          -            -            -             -           -
President &               2000           -           -          -            -          20,000          -           -
Director                  1999           -           -          -            -            -             -           -

Arthur Evans              2001           -           -          -            -            -             -           -
Director                  2000           -           -          -            -          15,000          -           -
                          1999           -           -          -            -            -             -           -

Michael Hart              2001           -           -           326         -            -             -           -
Director &                2000           -           -          -            -          15,000          -           -
Secretary                 1999           -           -          -            -            -             -           -
----------------------------------------------------------------------------------------------------------------------------

(1) Of the 60,000 shares reported to be held under option, 10,000 are attributable to Mr. David Bennett's spouse Jenni Lean. The options are held within a family trust of which Mr. Bennett and Jenni Lean are beneficiaries.

The Registrant does not have any long-term incentive plans to the Named Executive Officers during the 2001 fiscal year.

There are no standard or other arrangements pursuant to which the Registrant's directors were compensated in their capacity as such during the 2001 fiscal year, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. The Registrant may, however, determine to compensate its directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, the directors of the Registrant are entitled to participate in the Registrant's stock option plan. See the below description of the stock option plan in this section.

There are no compensation arrangements for employment, termination of employment or change-in-control between the Registrant and the Named Executive Officers.

The Registrant does not have a compensation committee of the board of directors established.

The Registrant established a non-qualified stock option plan (the "Plan") for directors, officers, employees and consultants who provide services to the Registrant. 3,000,000 shares of Common Stock are reserved for issuance under the Plan. Any options issued under the Plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant.

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
Katsumata
--------------------------------------------------------------------------------

(1) The options granted are subject to a vesting schedule whereby 1/6 of the total granted vests every six months from the date of granting. Additionally the options carry restrictions on resale whereby a maximum of 25% of the amount vested can be resold in any 30-day period.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year- End Option Values

No stock options were exercised by any named executive officer during the 2001 fiscal year.

--------------------------------------------------------------------------------
                                                  Number of
                                                  securities
                                                  underlying      Value of
                                                  unexercised    unexercised
                                                 options as of   in-the-money
                                                  December 20,  options December
                                                    2001(#)      20, 2001(1)($)
--------------------------------------------------------------------------------
                   Shares Acquired    Value      Exercisable/    Exercisable/
Name               on exercise(#)   Realized($) unexercisable   unexercisable
--------------------------------------------------------------------------------
Cameron Fink          nil              nil       10,002/9,998        nil/nil
--------------------------------------------------------------------------------
David Bennett         nil              nil       30,003/29,997(2)    nil/nil
--------------------------------------------------------------------------------
Arthur Evans          nil              nil        7,500/7,500        nil/nil
--------------------------------------------------------------------------------
Michael Hart          nil              nil        7,500/7,500        nil/nil
--------------------------------------------------------------------------------

(1)   Based on a December 20, 2000 closing price of $0.15 per share.
(2) Of the 30,003 shares exercisable, 25,002 shares are attributable to the option granted to Mr. David Bennett while 5,001 are attributable to an option granted to his spouse Jennie Lean.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant's securities are recorded on the books of its transfer agent in registered form. However, a majority of such shares are registered in the name of intermediaries, such as, brokerage houses and clearing houses on behalf of their respective clients and the Registrant does not have knowledge of the beneficial owners thereof. The Registrant is not directly or indirectly owned or controlled by a corporation or foreign government.

As of December 20, 2001, the Registrant had an authorized share capital of 100,000,000 shares of Common Stock with a par value of $0.00001 per share, of which 19,600,000 shares were issued and outstanding.

The following table sets forth, as of December 20, 2001, the beneficial shareholdings of persons or entities holding five per cent or more of the Registrant's common stock, each director individually, and each named executive officer and all directors and officers of the Registrant as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

================================================================================
                                Amount and
Name and                        Nature
Address Owner                   Beneficial                               Percent
of Beneficial                   Ownership         Position              of Class
--------------------------------------------------------------------------------
Cameron Fink                    10,002(1)         President and Director   0.05%
#30, 4810-40th Ave, SW
Calgary, Alberta, T3E1E5
--------------------------------------------------------------------------------
Michael Hart                     7,500(1)         Director                 0.04%
3331 Beach Avenue
Roberts Creek, BC
V0N 2W0
--------------------------------------------------------------------------------
Arthur Evans                     7,500(1)         Director                 0.04%
Suite 403-2008 Fullerton Ave.
Vancouver, BC V7P 3G7
--------------------------------------------------------------------------------
David Bennett                   50,003 shares(2)  Director                 0.25%
736 Makara Rd, PO Box 17-217
Karori, Wellington, NZ
--------------------------------------------------------------------------------
All officers and directors      75,005                                     0.38%
as a group
--------------------------------------------------------------------------------
Trans-Orient Petroleum Ltd.   13,200,000 shares(3)                        54%
1200-1090 West Pender Street,
Vancouver, British Columbia
V6E 2N7
--------------------------------------------------------------------------------
Alex Guidi                     4,477,500 shares                           22.84%
1408-1050 Burrard St
Vancouver BC V6Z 2S3
--------------------------------------------------------------------------------

(1) These shares represent Common Stock that may be acquired within the next 60 days under a stock option held by the individual.
(2) Of the shares reported to be owned, 30,003 represent Common Stock that may be acquired within the next 60 days under a stock option held by the individual and his spouse.
(3) Of the 13,200,000 shares of Common Stock reported, 5,000,000 shares are attributable to shares of Common Stock issuable under warrants within the next 60 days. Trans-Orient Petroleum Ltd. is a publicly owned company with a registered office in Vancouver, British Columbia. Mr. Alex Guidi, is the President, a member of the board of directors and the largest shareholder of Trans-Orient Petroleum Ltd.

Changes in Control of the Registrant

As at December 20, 2001, Trans-Orient Petroleum Ltd. owns 8,200,000, approximately 42% of the issued and outstanding shares of Common Stock and has the right to acquire a further 5,000,000 shares of Common Stock through the exercise of fully vested options and warrants. Upon full exercise of these options and warrants and assuming no other issuances by the Registrant to other parties, Trans-Orient Petroleum Ltd. can increase its ownership to 54% of the Registrant and thereby effectively control the Registrant. Trans-Orient

Petroleum Ltd. is a Yukon incorporated, publicly-traded company with its head office located in Vancouver, BC, Canada

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions
--------------------------

The following transactions are reported as transactions between the Registrant and a related party for the last two years prior:

(a) During the 2001 fiscal year, as approved by the Minister of Energy of New Zealand, the Registrant, Magellan, and Durum Cons. Energy Corp. ("Durum") reorganized their equity interests in PEP 38256 to streamline permit operations. Under the new terms, the north and south beneficial acreages were combined into one.

(b) On November 20, 2000 the Registrant's board of directors ratified, with Mr. David Bennett and Mr. Michael Hart declaring an interest and abstaining from voting, a farm out agreement earlier entered into with Durum. Pursuant to the agreement, the Registrant granted Durum a twenty percent (20%) beneficial interest in the North Area of PEP 38256, which includes the site of the Arcadia-1 well, with effect from the date on which the Arcadia-1 well spudded; In exchange for the interest Durum must, among other things, contribute 40% of the costs to drill the Arcadia-1 well and thereafter pay 20% of the costs associated with the North Area of the Permit. Additionally, Durum must pay 20% of the past costs incurred by the Registrant to up to the point of drilling the Arcadia-1 well. Two of the Registrant's directors, Mr. David Bennett and Mr. Michael Hart, at the time of the ratification were, directors of Durum, but neither were beneficial holders of securities in Durum. Mr. Alex Guidi, a former director of the Registrant, and a major shareholder in the Registrant, owns 200,000 common shares of Durum.

(c)   During the fiscal year the Registrant incurred $58,257 (2000 fiscal year:
      $56,100) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company for administrative and accounting services. The transaction constitutes a related party transaction because Trans-Orient Petroleum Ltd. is an affiliate of the Registrant through it ownership of 8,200,000 shares of Common Stock (representing 42.7% of the Registrant's issued and outstanding shares of Common Stock). In addition, Trans-Orient Petroleum Ltd. has warrants to acquire up to 5,000,000 more shares of Common Stock. Additionally, Mr. Alex Guidi, an affiliate of the Registrant, is also the President and a member of the board of directors of Trans-Orient Petroleum Ltd. Mr. Guidi was a controlling shareholder of the Registrant (see PART III ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) and was also a controlling shareholder of Trans-Orient Petroleum Ltd. owning 16,001,400 common shares of Trans-Orient (1,333,450 common shares after the 1 for 12 share consolidation) and further options to acquire 2,000,000 common shares of Trans-Orient (166,667 common shares after the 1 for 12 share consolidation) .

(d) During the 2001 fiscal year, the Registrant paid Triad Creative Inc. a total of $9,968 (2000: fiscal year: $51,868) for web design and corporate materials design. Triad Creative Inc. is a marketing and design company which is a wholly subsidiary of Verida Internet Corp. The transaction constitutes a related party transaction because Mr. Alex Guidi, an affiliate of the Registrant is also affiliated to Verida through his ownership of 3,026,000 common shares of Verida.

(e) On April 10, 2000 the Registrant issued 5,000,000 units in a non-brokered private placement to Trans-Orient Petroleum Ltd. for total proceeds of $250,000. Each Unit consists of one share of common stock and one warrant to purchase an additional common share at any time until April 10, 2005 at a price of $1.00 per share. Trans-Orient Petroleum Ltd. is a Yukon incorporated company public company with a registered office in British Columbia. The transaction constitutes a related party transaction because at the date of the issuance Trans-Orient Petroleum Ltd. was an affiliate of the Registrant through its beneficial ownership of 4,000,000 common shares (representing 26.67% of the Registrant's outstanding common shares) which consisted of 3,200,000 common shares and unexercised warrants to acquire up to 800,000 more common shares. Additionally, Mr. David Bennett was at the date of the transaction a member of the board of directors of Trans-Orient Petroleum Ltd. and beneficially owned 400,000 common shares and an option to acquire 1,025,000 common shares of Trans-Orient Petroleum Ltd. Additionally, Mr. Alex Guidi at the date of the transaction was a member of the board of directors of the Registrant and is also a member of the board of directors of Trans-Orient Petroleum Ltd. Mr. Guidi was a controlling shareholder of the Registrant (see PART I ITEM 4 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) and was also a controlling shareholder of Trans-Orient Petroleum Ltd. owning, at April 10, 2000, 15,001,400 common shares (1,250,117 common shares after the 1 for 12 share consolidation) of Trans-Orient Petroleum Ltd. and further options/warrants to acquire 6,000,000 common shares (500,000 common shares after the 1 for 12 share consolidation).

(f) By an agreement dated June 25, 1998, the Registrant was granted an option to earn a 30% participating interest (15% from each of Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd.) in Petroleum Exploration Permit 38256, Canterbury Basin, South Island, New Zealand exercisable by paying for the costs of a 200-kilometer seismic program and was granted the right to elect to earn up to a further 50% participating interest (25% from each of Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd.) by paying for any additional seismic to define two drilling prospects and the costs of drilling two exploration wells (the "Drilling Option"). On June 28, 2000 the Registrant exercised the Drilling Option to earn a further 50% interest. The transaction constitutes a related party transaction as, in addition to being a senior officer and a director of the Registrant, Mr. David Bennett is also the president, chief executive officer and member of the board of directors of Indo-Pacific Energy Ltd. and was at the date of the transaction the president and a member of the board of directors of Trans-Orient Petroleum Ltd. Additionally, Mr. Bennett beneficially owned 20,000 shares of Common Stock the Registrant and also beneficially owned 3,000 common shares and an option to acquire a further 250,000 common shares in Indo Pacific Energy Ltd. Additionally, Mr. Bennett beneficially owned 200,000 common shares and options/warrants to acquire a further 1,200,000 common shares in Trans-Orient Petroleum Ltd. At the date of the transaction, Mr. Alex Guidi was a director and a controlling shareholder of the Registrant and was also the Chairman, member of the board of directors and controlling shareholder of Indo-Pacific Energy Ltd. Mr. Guidi was also the Chairman and a member of the board of directors of Trans-Orient Petroleum Ltd. Mr. Guidi held 3,195,000 common shares in the Registrant and 6,560,194 common shares and options/warrants to acquire 994,000 common shares of Indo-Pacific Energy Ltd. Mr. Guidi also owned 10,021,400 common shares of Trans-Orient Petroleum Ltd. and a further options/warrants to acquire 6,800,000 common shares in Trans-Orient Petroleum Ltd.

(g) By agreements dated December 3, 1998, October 26, 1999 and February 23, 2000, the Drilling Option was extended to June 15, 2000 and the conditions of the above-mentioned Drilling Option have been amended accordingly. (See paragraphs (d) and (e) above for a description of the relation ship between the parties).

(h) By agreements dated June 25, 1998 and July 25, 1998, the Registrant issued 1,000,000 shares to Source Rock Holdings Ltd. ("Source Rock"), a wholly owned subsidiary of Indo-Pacific Energy Ltd., at a price of US$0.25 per share and 1,000,000 shares to Reservoir Rock Holdings Ltd. ("Reservoir Rock"), a wholly owned subsidiary of Trans-Orient Petroleum Ltd., for US$0.25 per share. (See paragraphs (d) and (e) above for a description of the relation ship between the parties).

(i) By agreements dated June 25, 1998, the Registrant granted to each of Source Rock and Reservoir Rock an option to acquire 1,000,000 shares exercisable at a price of US$0.50 per share before the earlier of July 31, 2000 or thirty business days after the Registrant or any subsidiary of the Registrant ceases to have a right to earn an interest in, or to hold an interest in, PEP 38256, Canterbury Basin, South Island, New Zealand. On March 17, 1999, Source Rock exercised part of its option and acquired 800,000 shares of the Registrant in exchange for the payment of $400,000. Additionally, on March 17, 1999, Reservoir Rock exercised its part of its option and acquired 400,000 shares of the Registrant in exchange for the payment of $200,000. During the 2001 fiscal year these options expired as they were not exercised.(See paragraphs (d) and (e) above for a description of the relationship between the parties).

Control By Parent
-----------------

As at December 20, 2001 Trans-Orient Petroleum Ltd. owns 8,200,000, approximately 42% of the issued and outstanding shares of Common Stock and has the right to acquire a further 5,000,000 shares of the Registrant through the exercise of warrants. Upon full exercise of these warrants and assuming no other issuances by the Registrant to other parties, Trans-Orient Petroleum Ltd. can increase its ownership to 54% of the Registrant. Trans-Orient Petroleum Ltd. is a Yukon incorporated, publicly-traded company with its head office located in Vancouver, BC, Canada. (See disclosure under Related Party Transactions of this
ITEM 7)

Transactions with Promoter
--------------------------

In addition to his former position in the management of the Registrant, Mr. Alex Guidi is the promoter of the Registrant. During the previous five-year period Mr. Guidi received directly or indirectly, from the Registrant the following:

On April 2, 1997, Pacific Reach Management Ltd., a private company wholly-owned by Alex Guidi, was issued 195,000 shares of Common Stock at a price of $0.10 per share under Rule 504 of Regulation D, promulgated pursuant to the Securities Act, , for total proceeds paid by Pacific Reach Management Ltd. of $19,500.

On August 11, 1997, International Resource Management Corporation (formerly 437577 B.C. Ltd.), a private company wholly-owned by Alex Guidi, was issued 3,000,000 shares of Common Stock at a price of $0.01 per share under Rule 903(b)(3) of Regulation S, for total proceeds paid by International Resource Management Corporation of $30,000.

ITEM 13.   INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

During the fiscal year ending September 30, 2001 the Registrant filed the following material change reports on Form 8-K:

Date                 Description
----                 -----------
October 18, 2000     Report regarding change in permit conditions and
                     relinquishment of part of the Permit Area.
October 24, 2000 Report regarding Farmout Agreement with third party. November 7, 2000 Report regarding Farmout Agreement with third party. December 5, 2000 Report regarding Farmout Agreement with third party.

The following exhibits required by Item 601 of Regulation S-B are filed herewith:

Exhibit Number       Description
---------------      -----------
3.1                  Articles of Incorporation, as filed February 20, 1997 (1)
3.2                  Bylaws(1)
3.3                  Articles of Amendment to the Articles of Incorporation, as
                     filed on July 27, 1998(1)
10.1                 PEP 38256 Option Agreement dated June 25, 1998(1)
10.2                 Amending Agreement #1, Amendment #2 and Amendment Agreement
                     #3 to PEP 38256 Option Agreement dated December 3, 1998,
                     October 26, 1999 and February 23, 2000.(1)
10.3                 PEP 38256 Joint Operating Agreement (1)
10.4                 AMG Oil Ltd. 2000 Stock Option Plan(1)
10.5                 Amended Permit Terms to PEP 38256(3)
10.6                 Farmout Agreement with Orion Exploration Limited(4)
10.7                 Farmout Agreement with Magellan Petroleum Australia Ltd.(5)
10.8                 Farmout Agreement with Durum Cons. Energy Ltd.(6)
10.9                 Deed of Assignment and Assumption for PEP 38256, dated May
                     2001

(1) Herein incorporated by reference as previously included in the Registrant's Registration Statement on Form 10-SB, filed on March 24, 2000 and amended on May 26, 2000.
(2) Herein incorporated by reference as previously included in the Registrant's Annual Report on Form 10-KSB, filed on December 21, 2000.
(3) Herein incorporated by reference as previously included in the Registrant's Current Report on Form 8-K, filed on October 18, 2000.

(4) Herein incorporated by reference as previously included in the Registrant's Current Report on Form 8-K, filed on October 24, 2000.
(5) Herein incorporated by reference as previously included in the Registrant's Current Report on Form 8-K, filed on November 7, 2000.
(6) Herein incorporated by reference as previously included in the Registrant's Current Report on Form 8-K, filed on December 5, 2000.

                                SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this signature page to be signed on its behalf by the undersigned, thereunto duly authorized.

AMG OIL LTD.


Name                    Title                           Date

/s/ Cameron Fink        President and Director          December 21, 2001
Cameron Fink

/s/ Michael Hart        Director & Corporate            December 21, 2001
Michael Hart            Secretary

/s/ David Bennett       Director & Vice-President of    December 21, 2001
David Bennett           Exploration

       EXHIBIT 10.9 - DEED OF ASSIGNMENT AND ASSUMPTION FOR PEP 38256

                        DATED            MAY 2001
             _______________________________________________



                        AMG OIL (NZ) LIMITED

                   INDO-PACIFIC ENERGY (NZ) LIMITED

                       ORION EXPLORATION LIMITED

                    MAGELLAN PETROLEUM (NZ) LIMITED

                  DURUM ENERGY (NEW ZEALAND) LIMITED









             DEED OF ASSIGNMENT AND ASSUMPTION - PEP 38256

THIS DEED is made       May, 2001

BETWEEN AMG OIL (NZ) LIMITED of 284 Karori Road, Karori, Wellington, New Zealand ("AMG") ("Assignor")

AND MAGELLAN PETROLEUM (NZ) LIMITED of 10th Floor, 145 Eagle Street, Brisbane, Australia ("MAGELLAN")

AND DURUM ENERGY (NEW ZEALAND) LIMITED of 284 Karori Road, Karori, Wellington, New Zealand ("DURUM")

AND ORION EXPLORATION LIMITED of 218 Manchester Street, Christchurch, New Zealand ("ORION")

AND INDO-PACIFIC ENERGY (NZ) LIMITED of 284 Karori Road, Karori, Wellington, New Zealand ("INDO-PACIFIC")


RECITALS

A. As at the date of this Deed AMG and the other Permit Holders are parties to an unincorporated joint venture for the purpose of holding their respective Participating Interests in PEP 38256 in the percentages set out as follows;

     Indo-Pacific Energy NZ Limited          20.00%
     AMG Oil (NZ) Limited ('AMG')            70.00%
     Orion Exploration Limited ('Orion")     10.00%

B. AMG has agreed to assign to MAGELLAN the Magellan Assigned Interest and has agreed to assign to DURUM the Durum Assigned Interest in order to comply with the terms of the joint venture the Parties have entered into this Deed.


AGREEMENT

1.1   DEFINITIONS AND INTERPRETATION

      Definitions: In this Deed (including the Recitals) unless the context otherwise requires:

      "Act" means the Crown Minerals Act 1991 (NZ) and includes any regulations made under that Act.

      "Continuing Parties" means Indo-Pacific and Orion.

      "Deed" means this deed between the Parties.

      "Durum Assigned Interest" means the 10% Participating Interest to be assigned by AMG to DURUM.

      "Effective Date" means 1 January 2001.

      "JOA" means that certain Joint Operating Agreement between the Continuing Parties and AMG dated 5 October 2000 relating to the Permit.

      "Magellan Assigned Interest" means the 7.5% Participating Interest to be assigned by AMG to MAGELLAN.

      "Minister" means the Minister of Energy as defined under the Act who administers the approval and registration procedure under the Act.

      "Parties" means each of the Continuing Parties, AGM, MAGELLAN and DURUM.

      "Participating Interest" means a percentage interest of a Party in the Permit and in the assets, rights, liabilities and obligations of the joint venture pursuant to the JOA.

      "Permit" means petroleum exploration permit PEP 38256 or any renewal or extension thereof and any mining permit granted pursuant thereto.


1.2   Interpretation: In this Deed, unless a contrary intention appears:

      (a) a reference to this Deed is a reference to this Deed as amended, varied, novated or substituted from time to time;

      (b) a reference to any legislation or any provision of any legislation includes:

            (i) all regulations, orders or instruments issued under the legislation or provision; and

            (ii) any modification, consolidation, amendment, re-enactment, replacement or codification of such legislation or provision;

      (c)   a word:

            (i)   importing the singular includes the plural and vice versa; and

            (ii) denoting an individual includes corporations, firms, unincorporated bodies, authorities and instrumentalities;

      (d) a reference to a Party to this Deed or any other instrument includes that Party's executors, administrators, successors and permitted assigns;

      (e) where a word or phrase is given meaning, any other part of speech or grammatical form has a corresponding meaning;

      (f) a reference to a clause number, schedule number or annexure number (or letter) is a reference to a clause, schedule or annexure of this Deed;

      (g) words and expressions used in this Deed which are used in the Act shall where the context admits have the same meaning as they have in the Act; and

      (h) words and expressions used in this Deed which are used in the JOA shall where the context admits have the same meaning as they have in the JOA.

2.   APPROVAL

2.1 This Deed and the assignments provided for by it are conditional upon the consent of the Minister being given to this Deed and the assignment pursuant to the Act. The assignment evidenced by this Deed to which the Act applies will, when approved in accordance with the Act, take effect on and from the Effective Date.

2.2 The Parties must use all reasonable endeavours to have all dealings evidenced by this Deed approved as contemplated by clause 2.1 as expeditiously as possible.

2.3 If any dealing evidenced by this Deed is not approved and registered in accordance with clause 2.1 within 18 months from the Effective Date (or such other date as the Parties may agree), any Party may terminate this Deed at any time by notice to the other Parties and this Deed will terminate on the receipt of that notice.

2.4 On termination of this Deed under clause 2.3, the Parties must execute all documents and do all other things necessary or desirable to place each other in the same position as they would have been had this Deed not been executed or acted upon.

3.   ASSIGNMENTS

3.1 With effect on and from the Effective Date, AMG assigns to MAGELLAN and MAGELLAN assumes the obligations and liabilities in respect of the Magellan Assigned Interest arising on and from the Effective Date (excluding liabilities and obligations arising prior to the Effective
      Date) and shall be entitled to the full benefit and advantage of the Magellan Assigned Interest and all rights thereunder to the same extent to which AMG would have been so entitled had the Magellan Assigned Interest not been assigned to MAGELLAN.

3.2 With effect on and from the Effective Date, AMG assigns to DURUM and DURUM assumes the obligations and liabilities in respect of the Durum Assigned Interest arising on and from the Effective Date (excluding liabilities and obligations arising prior to the Effective Date) and shall be entitled to the full benefit and advantage of the Durum Assigned Interest and all rights thereunder to the same extent to which AMG would have been so entitled had the Durum Assigned Interest not been assigned to DURUM.

3.2 MAGELLAN will indemnify and keep indemnified the Continuing Parties, AMG and DURUM against all liability which it may incur by reason of any breach or non-observance by MAGELLAN of any of the provisions of this Deed.

3.3 DURUM will indemnify and keep indemnified the Continuing Parties, AMG and MAGELLAN against all liability which it may incur by reason of any breach or non-observance by DURUM of any of the provisions of this Deed.

3.4 With effect on and from the Effective Date, each of the Continuing Parties accepts the liability of MAGELLAN and DURUM as set out in clause 3.1. and
      3.2 and each of the Continuing Parties acknowledges and agrees that on and from the Effective Date MAGELLAN and DURUM are entitled to all rights and interests attaching or accruing to the MAGELLAN Assigned Interest and DURUM Assigned Interests respectively.

4.   ASSIGNOR

4.1 AMG covenants and agrees with MAGELLAN and DURUM to duly and punctually discharge all liabilities and perform all obligations incurred in respect of the Magellan Assigned Interest and the Durum Assigned Interest, respectively, prior to the Effective Date (excluding liabilities and obligations scheduled for performance on or after the Effective Date) regardless of whether such liability and obligations arise before or after the Effective Date.

4.2 AMG shall indemnify and hold MAGELLAN and DURUM harmless from and against all liability which it may incur by reason of any breach or non-observance by AMG of this Deed.

5.   PARTICIPATING INTERESTS

5.1 The Parties agree that on and from the Effective Date their respective Participating Interests shall be as set out below:

      Indo-Pacific                   20.00%
      MAGELLAN                        7.50%
      Orion                          10.00%
      Durum                          10.00%
      AMG                            52.50%

5.2 Each of the Continuing Parties and the Assignees covenant with each other to be bound by, observe and perform their respective obligations under the JOA to the extent of their respective Participating Interests.

6.   MISCELLANEOUS

6.1 This Deed will be binding upon and enure to the benefit of the Parties, their respective successors and each person who derives from them title to a Participating Interest.

6.2 This Deed will be governed by and construed in accordance with laws of New Zealand for the time being in force.

6.3 The Parties submit to the non-exclusive jurisdiction of the Courts of New Zealand and all courts competent to hear appeals therefrom.

6.4 The Parties will bear their own legal costs arising out of the preparation of this Deed, and the Assignee will bear all stamp duty and consent fees payable on this Deed and any document directly related to or consequential upon this Deed.

6.5 Each of the Parties must take all such steps, execute all such documents and do all such acts and things as may be reasonably required by any other Party to give effect to the intent of this Deed.

6.6 If any party executes this Deed by means of an attorney then such attorney states that he or she has no notice of the revocation of that power of attorney.

EXECUTED by the parties as a Deed.

Executed for and on behalf of AMG OIL (NZ) LIMITED by its duly authorised representatives in the presence of:


__________________________________     _______________________________
Signature of witness                   Signature of representative


__________________________________     _______________________________
Name of witness                        Name of representative





Executed for and on behalf of MAGELLAN
PETROLEUM (NZ) LIMITED by its duly
authorised representatives:


__________________________________     _______________________________
Signature of Director                  Signature of Director


__________________________________     _______________________________
Name of Director                       Name of Director



Executed for and on behalf of ORION
EXPLORATION LIMITED., by its duly
authorized representative in the presence of:


__________________________________     _______________________________
Signature of witness                   Signature of representative


__________________________________     _______________________________
Name of witness                        Name of representative

Executed for and on behalf of Indo-
Pacific Energy (NZ) LIMITED., by its duly authorised representative in the presence of:


__________________________________     _______________________________
Signature of witness                   Signature of representative


__________________________________     _______________________________
Name of witness                        Name of representative



Executed for and on behalf of Durum
Energy (New Zealand) LIMITED., by its duly authorised representative in the presence of:


__________________________________     _______________________________
Signature of witness                   Signature of representative


__________________________________     _______________________________
Name of witness                        Name of representative