Form 10QSB
period 2001-12-31
AMG OIL LTD
filed 2002-02-14
CIK 1109504

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001

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


                        Suite 1400, 700 - 4th Avenue,
                            Calgary, AB, T2P-3J4
                 (Address of Principal Executive Offices)
                               (403) 531-9718
              (Issuer's Telephone Number, including Area Code)

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

                             Yes ___         No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share:
         19,600,000 outstanding as of February 14, 2002

  Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                -----   -----

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets
================================================================================

                                     December 31,           December 31,        September 30,
                                         2001                   2000                2001
                               (Unaudited - Prepared   (Unaudited - Prepared      (Audited)
                                    by Management)          by Management)
Assets
Current
Cash                                 $    265,194          $    357,538          $    277,641
Accounts receivable                           285                   857                   137
Prepaid expenses                              960                 4,008                 2,912
---------------------------------------------------------------------------------------------

                                          266,439               362,403               280,690

Investments                                10,993                14,963                11,919
Property and equipment                      3,779                 5,120                 4,043
Oil and gas interest                      274,671               295,055               274,671
---------------------------------------------------------------------------------------------
Total Assets                         $    555,882          $    677,541          $    571,323
=============================================================================================

Liabilities
Current
Accounts payable and accrued
   liabilities                       $      6,730          $      8,029          $      7,518
Due to related parties                     25,967                49,742                 9,900
---------------------------------------------------------------------------------------------
Total Liabilities                          32,697                57,771                17,418
---------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at December 31,
 2001: 19,600,000 shares
 2000: 19,200,000 shares                      196                   196                   196
Additional paid-in capital              2,832,222             2,758,989             2,817,374
Deficit accumulated during the
  development stage                    (2,309,233)           (2,139,415)           (2,263,665)
---------------------------------------------------------------------------------------------

Total Stockholders' Equity                523,185               619,770               553,905
---------------------------------------------------------------------------------------------

Total Liabilities and Stockholders'
  Equity                             $    555,882          $    677,541          $    571,323
=============================================================================================





     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)
================================================================================
                                                                   Cumulative
                                                                 from Inception
                                   Three Months   Three Months   on February 20,
                                      Ended           Ended          1997 to
                                   December 31,    December 31,    December 31,
                                      2001            2000            2001
--------------------------------------------------------------------------------

Expenses

General and administrative         $     46,039    $     56,200    $    578,895
Loss on sale of investment                 -               -             16,135
Write-down of investment                    926          16,078         234,780
Write-down of oil and gas interest         -            702,478       1,546,189
--------------------------------------------------------------------------------
                                         46,965         774,756       2,375,999
--------------------------------------------------------------------------------

Other Income

Interest income                           1,397           5,232          59,827
Gain on sale of oil and gas
  interest                                 -               -              6,939
--------------------------------------------------------------------------------
                                          1,397           5,232          66,766
--------------------------------------------------------------------------------

Net loss for the period            $    (45,568)   $   (769,524)   $ (2,309,233)
================================================================================

Basic and diluted loss
   per share                       $      (0.00)   $      (0.04)   $      (0.12)
================================================================================





     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
================================================================================
                                                                   Cumulative
                                                                 from Inception
                                   Three Months   Three Months   on February 20,
                                      Ended           Ended          1997 to
                                   December 31,    December 31,    December 31,
                                      2001            2000            2001
--------------------------------------------------------------------------------
Operating Activities
Net loss for the period            $    (45,568)   $   (769,524)   $ (2,309,233)
Adjustments to reconcile net
  loss to cash applied to
  operating activities:
  Depreciation                              264             359           2,110
  Compensation expense from
   stock options                         14,848          35,930         151,418
  Loss on sale of investments              -               -             16,135
  Write-down of investments                 926          16,078         234,780
  Write-down of oil and gas interest       -            702,478       1,546,189
  Gain on sale of oil and gas
   interest                                -               -             (6,939)
Changes in non-cash working capital:
  Accounts receivable                      (148)           (694)           (285)
  Accounts payable and accrued
   liabilities                             (788)          3,817           6,730
  Due to related parties                 16,067          15,538          25,967
  Prepaid expenses                        1,952           2,395            (960)
--------------------------------------------------------------------------------

Net cash provided by (used in)
  operating activities                  (12,447)          6,377        (334,088)
--------------------------------------------------------------------------------

Financing Activities
Common shares issued for cash              -               -          2,681,000
--------------------------------------------------------------------------------

Net cash provided by financing
  activities                               -               -          2,681,000
--------------------------------------------------------------------------------

Investing Activities
Purchase of investments                    -               -           (324,856)
Proceeds from sale of investments          -               -             72,948
Oil and gas exploration expenditures       -           (499,546)     (1,823,921)
Purchase of property and equipment         -               (101)         (5,889)
--------------------------------------------------------------------------------

Net cash used in investing
  activities                               -           (499,647)     (2,081,718)
--------------------------------------------------------------------------------

Net increase (decrease) in cash
  during the period                     (12,447)       (493,270)        265,194
Cash position - Beginning of period     277,641         850,808            -
--------------------------------------------------------------------------------

Cash position - End of period      $    265,194    $    357,538    $    265,194
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

For the Three Months Ended December 31, 2001
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                                      Additional     During the      Total
                                              Common Stock             Paid-in       Development   Stockholders'
                                    ------------------------------
                                          Shares         Amount        Capital          Stage        Equity
                                    -------------------------------------------------------------------------------
Balance at September 30,
  2001                              19,600,000     $    196       $  2,817,374   $ (2,263,665)  $   553,905

Net compensation expense
  from stock options                                                    14,848                       14,848
Net loss during the period                                                            (45,568)      (45,568)
                                    -----------------------------------------------------------------------
Balance at December 31,
  2001                              19,600,000     $    196       $  2,832,222   $ (2,309,233)  $   523,185
                                    =======================================================================

     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Three Months Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


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

Refer to Note 6

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2001 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

Investments are comprised of 6,616 common shares (2000: 6,616 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (2000: $235,773) and having a fair value of $993 (2000: $4,963) and 600,000 common shares (2000: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (2000: $10,000).

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Three Months Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENTS (continued)

During the three month period ended December 31, 2001 the Company recorded a write-down of investments of $926, compared to a $16,078 write-down for the comparable period in 2000, resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings.

Refer to Note 5

NOTE 4 - OIL AND GAS INTEREST

As at December 31, 2001, the Company has a 52.5% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area is required to be relinquished upon renewal of PEP 38256, by August 25, 2002. The other participant's in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, Durum Cons. Energy Corp. ("Durum") (10%), Magellan Petroleum Australia Limited (7.5%) and Orion Exploration Limited (10%).

At December 31, 2001, PEP 38256 is in good standing with respect to its work commitments. The Company's share of the committed work program for the balance of the 2002 fiscal year requires an estimated $25,000 of exploration expenditures to be incurred.

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

     Refer to Note 3

b)   Consulting Agreements

     During the three months ended December 31, 2001, the Company paid $68 (2000: $4,817) in consulting fees to directors of the Company. During the three months ended December 31, 2001, the Company incurred Nil (2000:
     $9,218) in consulting fees and for website services to a company having directors, officers and/or principal shareholders in common with the Company.

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Three Months Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

c)   Due to Related Parties

     At December 31, 2001 the Company owed $25,967 (2000: $49,742) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

d)   Other

     During the three months ended December 31, 2001, the Company incurred $24,254 (2000: $19,791) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company.

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

NOTE 7 - COMMON STOCK

a)   Authorized and Issued Share Capital

     The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At December 31, 2001, there were 19,600,000 shares (September 30, 2001: 19,600,000 shares) issued and outstanding.

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

For the Three Months Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK (continued)

     In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the period ended December 31, 2001 and 2000:

                                           2001                 2000
                            ----------------------------------------------------
                                                Weighted                Weighted
                                                Average                 Average
                                     Number     Exercise     Number     Exercise
     Fixed Options                  of Shares    Price      of Shares    Price
                            ----------------------------------------------------
     Balance at beginning
      of Period                       232,500    $ 1.53     1,017,500    $ 0.71
     Granted                             -         -           15,000      2.00
     Expired                             -         -         (800,000)     0.50
                                 ------------            ------------
     Outstanding and
      exercisable at end
      of Period                       232,500    $ 1.53       232,500    $ 1.53
                                 ============            ============
     Weighted-average fair
      value of options
      granted during the
      period                                     $ -                     $ -
                                                =======                 =======

     No stock options have been issued or exercised for the period ended December 31, 2001.

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the quarters ending December 31, 2001 and 2000:

                                           2001                 2000
                            ------------------------   ------------------------
                                 As          Pro           As          Pro
                              Reported      Forma       Reported      Forma
                            ------------------------   -------------------------

     Net loss for the
       period               $  (45,568)   $  (40,853)  $ (769,524)   $ (758,111)
                            ========================   ========================

     Basic and diluted
       loss per share       $    (0.00)   $    (0.00)  $    (0.04)   $    (0.04)
                            ========================   ========================

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Three Months Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK (continued)

The following stock options are outstanding at December 31, 2001:

                Number         Price           Expiry
               Of Shares     per Share          Date
              ---------    -----------    ------------------
               217,500        $1.50       June 20, 2005
                15,000        $2.00       October 31, 2005
              ---------
               232,500
              =========

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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended December 31, 2001 and 2000.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

                                                          2001          2000
                                                      -----------   -----------
     Numerator, net loss for the period               $   (45,568)  $  (769,524)

     Denominator:
     Weighted-average number of shares
       outstanding                                     19,600,000    19,600,000
                                                      -----------   -----------
     Basic and diluted loss per share                 $     (0.00)  $     (0.04)
                                                      ===========   ===========

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Three Months Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES

There are no income taxes payable by the Company. At December 31, 2001 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.

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

Our sole participating interest at present is in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. After giving effect to all farm-outs and reorganizations reported in the 2001 fiscal year the interests in PEP 38256 are the following:

Company                              Permit Interests
-------                              -----------------

AMG Oil Ltd.                               52.5%
Indo-Pacific Energy Ltd.                   20.0%
Magellan Petroleum Australia Limited        7.5%
Durum Cons. Energy Corp.                   10.0%
Orion Exploration Ltd.                     10.0%

We have not received any revenues from oil & gas operations to date, and we are in a start-up phase with our existing assets. We currently have no significant assets, tangible or intangible, other than the opportunities for our interest in PEP 38256. We have ongoing obligations with respect to PEP 38256 and we expect to need to place additional equity securities with investors, in order to raise the capital required for our ongoing activities until such time that we can generate revenues from operations.

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

Employees and Consultants

We are in the start up phase with respect to our business and none of our executive officers are bound by employment agreements. Mr. Cameron Fink (President) and Mr. David Bennett (Vice-President of Exploration) devote less than 20% of their time to our business. We do not have any employees. Indo-Pacific Energy Ltd., as the operator of the Permit and of which Mr. Bennett is the President and CEO, conducts exploration activities on PEP 38256 on behalf of the joint venture. As the operator incurs expenses on the Permit, the operator submits cash calls on a periodic basis to our company. The dollar value of the cash call is based upon our respective percentage interests in PEP 38256. All geological, exploration and technical services are provided by consultants, through the joint venture. We also receive corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Ltd. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis and has devoted less than 25% of their time to matters related to our business. DLJ Management Corp. bills monthly for its services on a cost recovery basis for labor and rent, office costs, and employee benefits.

Properties

We recently relocated to a 200 square foot head office space, on a rent free basis, located at Suite 1400, 700 - 4th Avenue, Calgary, Alberta, Canada, from which our President conducts business on behalf of our company. We may likely commence paying rent on this facility in the near future. The Permit operator conducts business on our behalf in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd. and two other exploration companies. The operator bills us monthly for the facility on the basis of actual hours worked for Permit related activities.

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

PEP 38256 is located in the Canterbury Basin on the South Island of New Zealand. The Canterbury Basin is located both onshore and offshore in the area surrounding the city of Christchurch. The total area of the Canterbury Basin is approximately twelve million acres. The permit area is situated in the onshore area surrounding Christchurch. The initial permit term is five years from August 25, 1997, but a minimum of 50% was required to be relinquished within three years. On August 25, 2000 the participants in PEP 38256 relinquished back to the government of New Zealand 50% of the PEP 38256 permit area that was considered to be of lesser potential. Subsequent to the relinquishment, PEP 38256 covers an area of approximately 1.3 million acres, containing all the prospects and exploration leads so far identified by our company and its joint venture partners. The participants are required to relinquish a further 50% of the remaining area of the permit upon the permit's renewal for its second 5 year term on August 25, 2002.

The Permit is in good standing with the New Zealand Government, as we have met all of the requirements under the initial work program. We currently estimate that our share of expenditures to keep the permit in good standing for the balance of the 2002 fiscal year requires approximately $25,000 to be incurred.

Results of Operations
---------------------

During the first three months of the current fiscal year, our activities related to the Permit were minimal as we evaluated the results of the exploration activities undertaken in the 2001 fiscal year.

We did not generate any revenues from operations during the three months ended December 31, 2001, or during the comparable period. Our sole revenue during the period was $1,397 in interest income earned on surplus cash balances, compared to $5,232 for the three months ended December 31, 2000.

Our total general and administrative expenses for the three months ended December 31, 2001 were $46,039 compared to $56,200 for the comparable period. $14,848 of the total expenses was amortization of deferred compensation related to our stock option plan versus $35,930 in the comparable period. Salaries were $7,457 compared to $11,523 for the three months ended December 31, 2000 and professional fees were $16,099, versus $9,574. The balance of our general and administrative costs consists of office expenses, shareholder relations expenses, foreign exchange and amortization of capital assets.

During the three months ended December 31, 2001, we wrote down our investment in Trans-Orient Petroleum Ltd. to the approximate market value at the end of the reporting period. This write-down amounted to $926 versus $16,078 for the comparable period ended December 31, 2000. As there was limited activity in PEP 38256 for the first quarter of the 2002 fiscal year there were no changes to the value of PEP 38256. However for the three months ended December 31, 2000 we wrote down $702,478 of costs relating to the unsuccessful drilling expenditures of the Ealing and Arcadia exploratory wells.

As a result of these transactions noted above, we incurred a loss of $45,569 or $0.00 per share, compared to $769,524 or $0.04 per share for the three months ended December 31, 2000.

Liquidity and Capital Resources

During the three months ended December 31, 2001, we used $12,447 of cash for operating activities compared to a cash provision from operating activities of $6,377 for the comparable period ended December 31, 2000. We did not have any financing activities for the current or comparable period ended December 31, 2000. We did not have any investing activities for the current period compared to $499,647 for the period ended December 31, 2000, primarily for exploration activities within PEP 38256, including costs associated with the Company's share of drilling two unsuccessful exploration wells in the first quarter of the 2001 fiscal year.

At December 31, 2001 our current assets totaled $266,439 compared to $280,690 at the beginning of the fiscal year, or $362,403 for the comparable period at December 31, 2000. Our current assets consisted of $265,194 in cash, $285 in accounts receivable and $960 in prepaid expenses. Our current liabilities at December 31, 2001 were $32,697, of which $25,697 was due to related parties for Permit related costs and administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

None

(b) Reports on Form 8-K filed during the quarter.

None.

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 AMG Oil Ltd.


Dated: February 13, 2002                         By: /s/ Cameron Fink
                                                    ----------------------------
                                                    Cameron Fink, President