Form 10QSB
period 2002-03-31
AMG OIL LTD
filed 2002-05-14
CIK 1109504

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                               Yes ___    No ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share:
                 19,600,000 outstanding as of May 14, 2002

  Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets
================================================================================

                                                      March 31,                March 31,          September 30,
                                                        2002                     2001                  2001
                                                (Unaudited - Prepared   (Unaudited - Prepared        (Audited)
                                                     by Management)          by Management)
Assets
Current
Cash                                             $     207,772           $     305,653           $     277,641
Accounts receivable                                        190                       6                     137
Prepaid expenses                                         2,861                   4,008                   2,912
--------------------------------------------------------------------------------------------------------------
                                                       210,823                 309,667                 280,690

Investments                                             10,993                  12,275                  11,919
Property and equipment                                   3,514                   4,761                   4,043
Oil and gas interest                                   285,714                 311,785                 274,671
--------------------------------------------------------------------------------------------------------------
Total Assets                                     $     511,044           $     638,488           $     571,323
==============================================================================================================

Liabilities
Current
Accounts payable and accrued liabilities         $       9,060           $       2,808           $       7,518
Due to related parties                                   9,609                  40,442                   9,900
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                       18,669                  43,250                  17,418
--------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at March 31,
 2002: 19,600,000 shares
 2001: 19,600,000 shares                                   196                     196                     196
Additional paid-in capital                           2,841,621               2,781,086               2,817,374
Deficit accumulated during the development stage    (2,349,442)             (2,186,044)             (2,263,665)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                             492,375                 595,238                 553,905
--------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity       $     511,044           $     638,488           $     571,323
==============================================================================================================




     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)
================================================================================

                                                                                                            Cumulative
                                                                                                          from Inception
                                  Three Months      Three Months        Six Months        Six Months      on February 20,
                                      Ended             Ended             Ended             Ended            1997 to
                                     March 31,         March 31,         March 31,         March 31,         March 31,
                                       2002              2001              2002              2001              2002
--------------------------------------------------------------------------------------------------------------------------
Expenses

General and administrative        $     41,146      $     39,747      $     87,185      $     95,947      $    620,041
Loss on sale of investments               -                 -                 -                 -               16,135
Write-down of investments                 -                2,688               926            18,766           234,780
Write-down of oil and gas
  interest                                -                8,850              -              711,328         1,546,189
--------------------------------------------------------------------------------------------------------------------------
                                        41,146            51,285            88,111           826,041         2,417,145
--------------------------------------------------------------------------------------------------------------------------

Other Income

Interest income                            937             4,656             2,334             9,888            60,764
Gain on sale of oil and gas
  interest                                -                 -                 -                 -                6,939
--------------------------------------------------------------------------------------------------------------------------
                                           937             4,656             2,334             9,888            67,703

Net loss for the period           $    (40,209)     $    (46,629)     $    (85,777)     $   (816,153)     $ (2,349,442)
==========================================================================================================================
Basic and diluted loss
  per share                       $      (0.00)     $      (0.00)     $      (0.00)     $      (0.04)     $      (0.12)
==========================================================================================================================




     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
================================================================================

                                                                                                                Cumulative
                                                                                                              from Inception
                                       Three Months      Three Months        Six Months        Six Months      on February 20,
                                           Ended             Ended             Ended             Ended            1997 to
                                          March 31,         March 31,         March 31,         March 31,         March 31,
                                            2002              2001              2002              2001              2002
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for the period                $    (40,209)     $    (46,629)     $    (85,777)     $   (816,153)     $ (2,349,440)
Adjustments to reconcile net loss to
 cash applied to operating activities:
   Depreciation                                 265               359               529               718             2,374
   Compensation expense from stock
    options                                   9,399            22,097            24,247            58,027           160,816
   Loss on sale of investments                 -                 -                 -                 -               16,135
   Write-down of investments                   -                2,688               926            18,766           234,780
   Write-down of oil and gas interest          -                8,850              -              711,328         1,546,189
   Gain on sale of oil and gas interest        -                 -                 -                 -               (6,939)
Changes in non-cash working capital:
   Accounts receivable                           95               851               (53)              157              (190)
   Accounts payable and accrued
    liabilities                               2,330           (12,372)            1,542            (8,555)            9,060
   Due to related parties                   (16,358)           (2,149)             (291)           13,389             9,609
   Prepaid expenses                          (1,901)             -                   51             2,395            (2,861)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities       (46,379)          (26,305)          (58,826)          (19,928)         (380,467)

Financing Activities
Common shares issued for cash                  -                 -                 -                 -            2,681,000
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities      -                 -                 -                 -            2,681,000
----------------------------------------------------------------------------------------------------------------------------

Investing Activities
Purchase of investments                        -                 -                 -                 -             (324,856)
Proceeds from sale of investments              -                 -                 -                 -               72,948
Oil and gas exploration expenditures        (11,043)          (25,580)          (11,043)         (525,126)       (1,834,964)
Purchase of property and equipment             -                 -                 -                 (101)           (5,889)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities       (11,043)          (25,580)          (11,043)         (525,227)       (2,092,761)
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
  during the period                         (57,422)          (51,885)          (69,869)         (545,155)          207,772
Cash position - Beginning of Period         265,194           357,538           277,641           850,808              -
----------------------------------------------------------------------------------------------------------------------------

Cash position - End of period          $    207,772      $    305,653      $    207,772      $    305,653      $    207,772
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

For the Six Months Ended March 31, 2002
--------------------------------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                                        Additional       During the         Total
                               Common Stock              Paid-in         Development     Stockholders'
                          -------------------------
                             Shares       Amount         Capital            Stage           Equity
                          --------------------------------------------------------------------------------
Balance at September 30,
 2001                     19,600,000      $   196         $  2,817,374    $ (2,263,665)   $    553,905

Net compensation expense
 from stock options             -            -                  24,247            -             24,247
Net loss during the period      -            -                    -            (85,777)        (85,777)
                          --------------------------------------------------------------------------------

Balance at March 31,
 2002                     19,600,000      $   196         $  2,841,621    $ (2,349,442)   $    492,375
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

For the Six Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


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

Refer to Note 6

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2001 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

Investments are comprised of 6,616 common shares (2001: 6,616 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (2001: $235,773) and having a fair value of $993 (2001: $2,275) and 600,000 common shares (2001: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (2001: $10,000).

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Six Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENTS (continued)

During the six month period ended March 31, 2002 the Company recorded a write-down of investments of $926, compared to a $18,766 write-down for the comparable period in 2001, resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings.

Refer to Note 5

NOTE 4 - OIL AND GAS INTEREST

As at March 31, 2002, the Company has a 52.5% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area is required to be relinquished upon renewal of PEP 38256, by August 25, 2002. The other participant's in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, Durum Cons. Energy Corp. ("Durum") (10%), Magellan Petroleum Australia Limited (7.5%) and Orion Exploration Limited (10%).

As of the six month period ended March 31, 2002, the Company has spent $11,043 on permit maintenance and seismic reprocessing activities in PEP 38256. The permit is in good standing with respect to its work commitments. The Company's share of the committed work program for the balance of the 2002 fiscal year requires an estimated $15,000 of exploration expenditures to be incurred.

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

a)   Investments

     Investments consist of 6,616 common shares of Trans-Orient and 600,000 common shares of Gondwana.

     Refer to Note 3

b)   Consulting Agreements

     During the six months ended March 31, 2002, the Company paid $68 (2001:
     $15,541) in consulting fees to directors of the Company. During the six months ended March 31, 2002, the Company incurred Nil (2001: $9,968) in consulting fees and for website services to a company having directors, officers and/or principal shareholders in common with the Company.

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Six Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

c)   Due to Related Parties

     At March 31, 2002 the Company owed $9,609 (2001: $40,442) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

d)   Other

     During the six months ended March 31, 2002, the Company incurred $37,506 (2001: $34,862) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company participates in oil and gas exploration and development activities as a joint venturer with related parties and is contractually committed under agreements to complete certain exploration programs. The Company's management estimates that the total commitments under various agreements are approximately $15,000.

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

NOTE 7 - COMMON STOCK

a)   Authorized and Issued Share Capital

     The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At March 31, 2002, there were 19,600,000 shares (September 30, 2001: 19,600,000 shares) issued and outstanding.

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

For the Six Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK (continued)

     In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the period ended March 31, 2002 and 2001:

                                    2002                     2001
                          ------------------------------------------------------
                                           Weighted                    Weighted
                                            Average                    Average
                             Number        Exercise       Number       Exercise
Fixed Options               of Shares        Price       Of Shares      Price
                          ------------------------------------------------------
Balance at beginning of
 Period                         232,500     $ 1.53        1,017,500      $ 0.71
Granted                            -          -              15,000        2.00
Expired                            -          -            (800,000)       0.50
Outstanding and
 exercisable at end of
 Period                         232,500     $ 1.53          232,500      $ 1.53
                            ===========                   =========
Weighted-average fair
 value of options granted
 during the period                          $ -                          $ -
                                            =====                        =====

No stock options have been issued or exercised for the period ended March 31, 2002.

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the quarters ending March 31, 2002 and 2001:

                                        2002                   2001
                              -------------------------------------------------
                                   As         Pro           As          Pro
                                Reported     Forma       Reported      Forma
                              ----------   ----------   ----------   ----------
Net loss for the period       $  (85,777)  $  (78,076)  $ (816,153)  $ (797,721)
                              =================================================
Basic and diluted
 loss per share               $    (0.00)  $    (0.00)  $    (0.04)  $    (0.04)
                              =================================================

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Six Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK (continued)

The following stock options are outstanding at March 31, 2002:

                    Number             Price          Expiry
                  Of Shares           per Share        Date
                ------------        ------------   ------------
                   217,500              $1.50      June 20, 2005
                    15,000              $2.00      October 31, 2005
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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended March 31, 2002 and 2001.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

                                               2002            2001
                                          -----------     -----------

Numerator, net loss for the period        $   (85,777)    $  (816,153)
                                          -----------     -----------
Denominator:
Weighted-average number of shares
 outstanding                               19,600,000      19,600,000
                                          -----------     -----------

Basic and diluted loss per share          $     (0.00)    $     (0.04)
                                          ===========     ===========

NOTE 9 - INCOME TAXES

There are no income taxes payable by the Company. At March 31, 2002 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.

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

Our sole participating interest at present is in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. After giving effect to all farm-outs and reorganizations reported in the 2001 fiscal year the interests in PEP 38256 are the following:

Company                                     Permit Interests
-------                                     ----------------

AMG Oil Ltd.                                        52.5%
Indo-Pacific Energy Ltd.                            20.0%
Magellan Petroleum Australia Limited                 7.5%
Durum Cons. Energy Corp.                            10.0%
Orion Exploration Ltd.                              10.0%

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

Properties

We recently relocated to a 200 square foot head office space, on a rent free basis, located at Suite 1400, 700 - 4th Avenue, Calgary, Alberta, Canada, from which our President conducts business on behalf of our Company. We may likely commence paying rent on this facility in the near future. Our company also shares office space with two other companies located at 887 Helmcken Street, Vancouver, British Columbia, Canada. Our company pays monthly rent in the amount of CDN$1,000 to Durum Cons. Energy Corp. for use of the space. The
Permit operator conducts business on our behalf in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd. and two other exploration companies. The operator bills us monthly for the facility on the basis of actual hours worked for Permit related activities.

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

The Permit is in good standing with the New Zealand Government, as we have met all of the requirements under the initial work program. We currently estimate that our share of expenditures to keep the permit in good standing for the balance of the 2002 fiscal year requires approximately $15,000 to be incurred.

Results of Operations

During the first six months of the current fiscal year, our activities related to the Permit were minimal as we evaluated the results of the exploration activities undertaken in the 2001 fiscal year.

We did not generate any revenues from operations during the six months ended March 31, 2002, or during the comparable period. Our sole revenue during the period was $2,334 in interest income earned on surplus cash balances, compared to $9,888 for the six months ended March 31, 2001.

Our total general and administrative expenses for the six months ended March 31, 2002 were $87,183 compared to $95,947 for the comparable period. $24,247 of the total expenses was amortization of deferred compensation related to our stock option plan versus $58,027 in the comparable period. Salaries were $14,635 compared to $18,078 for the six months ended March 31, 2001 and professional fees were $27,760, versus $22,476. The balance of our general and administrative costs consists of office expenses, shareholder relations expenses, rent, foreign exchange and amortization of capital assets.

During the six months ended March 31, 2002, we wrote down our investment in Trans-Orient Petroleum Ltd. to the approximate market value at the end of the reporting period. This write-down amounted to $926 versus $18,766 for the comparable period ended March 31, 2001. There was limited activity consisting of permit maintenance and seismic reprocessing in PEP 38256 for the first two quarters of the 2002 fiscal year. As a result, the company's expenditure for the six months ended March 31, 2002 was $11,043.

As a result of these transactions noted above, we incurred a loss of $85,775 or $0.00 per share, compared to $816,153 or $0.04 per share for the six months ended March 31, 2001.

Liquidity and Capital Resources

During the six months ended March 31, 2002, we did not have any financing or investing activities. We did not have any financing activities and only minimal investing activities consisting of $101 for the comparable period ended March 31, 2001.

At March 31, 2002 our current assets totaled $210,823 compared to $280,690 at the beginning of the fiscal year, or $309,667 for the comparable period at March 31, 2001. Our current assets consisted of $207,772 in cash, $190 in accounts receivable and $2,861 in prepaid expenses. Our current liabilities at March 31, 2002 were $18,668, of which $9,609 was due to related parties for Permit related costs and administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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


                                                 AMG Oil Ltd.


Dated: May 13, 2002                         By:  /s/ Cameron Fink
                                               ---------------------------------
                                                 Cameron Fink, President