Form 10QSB
period 2002-06-30
AMG OIL LTD
filed 2002-08-14
CIK 1109504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                                 000-30087
                          Commission file number

                                AMG OIL LTD.
           (Exact name of Small Business Issuer as Specified in its Charter)

         State of Nevada                              N/A
  (State or other jurisdiction                 (I.R.S. Employer
 of Incorporation or Organization)          or Identification Number)


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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share:
                19,600,000 outstanding as of August 14, 2002

   Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets
================================================================================

                                                           June 30,                  June 30,             September 30,
                                                             2002                      2001                     2001
                                                   (Unaudited - Prepared     (Unaudited - Prepared            (Audited)
                                                       by Management)             by Management)
Assets
Current
Cash                                                 $       187,164           $       294,776           $       277,641
Accounts receivable                                             -                            4                       137
Prepaid expenses                                               1,434                     4,008                     2,912
------------------------------------------------------------------------------------------------------------------------
                                                             188,598                   298,788                   280,690

Investments                                                   10,993                    12,275                    11,919
Property and equipment                                         3,250                     4,403                     4,043
Oil and gas interest                                         286,090                   311,025                   274,671
------------------------------------------------------------------------------------------------------------------------
Total Assets                                         $       488,931           $       629,491           $       571,323
========================================================================================================================


Liabilities
Current
Accounts payable and accrued liabilities             $         5,820           $         2,984           $        7,518
Due to related parties                                        10,901                    40,849                    9,900
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                             16,721                    43,833                   17,418
------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at June 30,
  2002: 19,600,000 shares
  2001: 19,600,000 shares                                        196                       196                      196
Additional paid-in capital                                 2,849,244                 2,802,581                2,817,374
Deficit accumulated during the development stage          (2,377,230)               (2,220,119)              (2,263,665)
------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                   472,210                   582,658                  553,905

------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity           $       488,931           $       626,491           $      571,323
========================================================================================================================



        See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)
================================================================================

                                                                                                                      Cumulative
                                                                                                                    From Inception
                                              Three Months      Three Months       Nine Months       Nine Months    on February 20,
                                                 Ended             Ended             Ended              Ended           1997 to
                                                June 30,          June 30,          June 30,           June 30,         June 30,
                                                  2002              2001              2002              2001             2002
----------------------------------------------------------------------------------------------------------------------------------
Expenses

General and administrative                   $      28,567     $      39,259     $     115,752     $     135,206     $     648,608
Loss on sale of investments                           -                 -                 -                 -               16,135
Write-down of investments                             -                 -                  926            18,766           234,780
Write-down of oil and gas interest                    -               (1,984)             -              709,344         1,546,189
----------------------------------------------------------------------------------------------------------------------------------
                                                    28,567            37,275           116,678           863,316         2,445,712
----------------------------------------------------------------------------------------------------------------------------------

Other Income

Interest income                                        779             3,200             3,113            13,088            61,543
Gain on sale of oil and gas interest                  -                 -                 -                 -                6,939
----------------------------------------------------------------------------------------------------------------------------------
                                                       779             3,200             3,113            13,088            68,482

Net loss for the period                      $     (27,788)    $     (34,075)    $    (113,565)    $    (850,228)    $  (2,377,230)
==================================================================================================================================

Basic and diluted loss per share             $       (0.00)    $       (0.00)    $       (0.00)    $       (0.04)    $       (0.12)
==================================================================================================================================



     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
================================================================================

                                                                                                                      Cumulative
                                                                                                                    From Inception
                                              Three Months      Three Months       Nine Months       Nine Months    on February 20,
                                                 Ended             Ended             Ended              Ended           1997 to
                                                June 30,          June 30,          June 30,           June 30,         June 30,
                                                  2002              2001              2002              2001             2002
----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss for the period                      $     (27,788)    $     (34,075)    $    (113,565)    $    (850,228)    $  (2,377,230)
Adjustments to reconcile net loss to
 cash applied to operating activities:
   Depreciation                                        264               359               793             1,077             2,639
   Compensation expense from stock
     options                                         7,623            21,495            31,870            79,522           168,440
   Loss on sale of investments                        -                 -                 -                 -               16,135
   Write-down of investments                          -                 -                  926            18,766           234,780
   Write-down of oil and gas interest                 -               (1,984)             -              709,344         1,546,189
   Gain on sale of oil and gas interest               -                 -                 -                 -               (6,939)
Changes in non-cash working capital:
   Accounts receivable                                 190                 2               137               159              -
   Accounts payable and accrued
    liabilities                                     (3,240)           (3,473)           (1,698)          (12,028)            5,820
   Due to related parties                            1,292             4,056             1,001            17,445            10,901
   Prepaid expenses                                  1,427              -                1,478             2,395            (1,434)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities              (20,232)          (13,620)          (79,058)          (33,548)         (400,699)
----------------------------------------------------------------------------------------------------------------------------------

Financing Activities
Common shares issued for cash                         -                 -                 -                 -            2,681,000
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities             -                 -                 -                 -            2,681,000
----------------------------------------------------------------------------------------------------------------------------------

Investing Activities
Purchase of investments                               -                 -                 -                 -             (324,856)
Proceeds from sale of investments                     -                 -                 -                 -               72,948
Oil and gas exploration expenditures                  (376)            2,744           (11,419)         (522,382)       (1,835,340)
Purchase of property and equipment                    -                   (1)             -                 (102)           (5,889)
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in)
  investing activities                                (376)            2,743           (11,419)         (522,484)       (2,093,137)
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash
  during the period                                (20,608)          (10,877)          (90,477)         (556,032)          187,164
Cash position - Beginning of Period                207,772           305,653           277,641           850,808              -
----------------------------------------------------------------------------------------------------------------------------------

Cash position - End of period                $     187,164     $     294,776     $     187,164     $     294,776     $     187,164
==================================================================================================================================

     See accompanying notes to the consolidated financial statements

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
================================================================================

For the Nine Months Ended June 30, 2002
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                              Accumulated
                                                            Additional          During the             Total
                                    Common Stock             Paid-in           Development         Stockholders'
                              -------------------------
                                Shares         Amount        Capital               Stage               Equity
                              -------------------------------------------------------------------------------------
Balance at September 30, 2001   19,600,000       $  196        $  2,817,374      $ (2,263,665)      $    553,905

Net compensation expense
   from stock options                                                31,870                               31,870
Net loss during the period                                                           (113,565)          (113,565)
                              ----------------------------------------------------------------------------------

Balance at June 30, 2002        19,600,000       $  196        $  2,849,244       $ (2,377,230)     $    472,210
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

For the Nine Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


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

Refer to Note 6

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2001 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

Investments are comprised of 2,205 common shares (2001: 2,205 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (2001: $235,773) and having a fair value of $1,213 (2001: $2,779) and 600,000 common shares (2001: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (2001: $10,000).

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Nine Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 3 - INVESTMENTS (continued)

During the nine month period ended June 30, 2002 the Company recorded a write-down of investments of $926, compared to a $18,766 write-down for the comparable period in 2001, resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings.

During the quarter ended June 30, 2002, Trans-Orient consolidated its common shares on a one new share for every three old shares basis resulting in the Company's share ownership of Trans-Orient being reduced from 6,616 shares to 2,205 shares. The results of this consolidation have been shown on a retroactive basis.

Refer to Note 5

NOTE 4 - OIL AND GAS INTEREST

As at June 30, 2002, the Company has a 52.5% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area is required to be relinquished upon renewal of PEP 38256, by August 25, 2002. The other participant's in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, TAG Oil Ltd. ("TAG") (formerly "Durum Cons. Energy Corp.") (10%), Magellan Petroleum Australia Limited (7.5%) and Orion Exploration Limited (10%).

As of the nine month period ended June 30, 2002, the Company has spent $11,419 on permit maintenance and seismic reprocessing activities in PEP 38256. The permit is in good standing with respect to its work commitments. The Company's share of the committed work program for the balance of the 2002 fiscal year requires an estimated $15,000 of exploration expenditures to be incurred.

Refer to Notes 5 and 6

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Indo-Pacific Energy Ltd. ("Indo-Pacific"), Trans-Orient Petroleum Ltd. ("Trans-Orient"), TAG Oil Ltd. ("TAG") (formerly "Durum Cons. Energy Corp."), Gondwana Energy, Ltd. ("Gondwana") and Verida Internet Corp. ("Verida").

a)   Investments

     Investments consist of 2,205 common shares of Trans-Orient and 600,000 common shares of Gondwana.

     Refer to Note 3

b)   Consulting Agreements

     During the nine months ended June 30, 2002, the Company paid $68 (2001:
     $16,381) in consulting fees to directors of the Company. During the nine months ended June 30, 2002, the Company incurred Nil (2001: $9,968) in consulting fees and for website services to a company having directors, officers and/or principal shareholders in common with the Company.

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Nine Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

c)   Due to Related Parties

     At June 30, 2002 the Company owed $10,901 (2001: $40,849) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

d)   Other

     During the nine months ended June 30, 2002, the Company incurred $47,766 (2001: $46,518) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company.

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

NOTE 7 - COMMON STOCK

a)   Authorized and Issued Share Capital

     The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2002, there were 19,600,000 shares (September 30, 2001: 19,600,000 shares) issued and outstanding.

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

For the Nine Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK (continued)

     In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the period ended June 30, 2002 and 2001:

                                                 2002                                   2001
                                   -------------------------------------------------------------------
                                                       Weighted                               Weighted
                                                        Average                                Average
                                     Number            Exercise             Number            Exercise
     Fixed Options                  of Shares             Price            of Shares             Price
                                   -------------------------------------------------------------------
     Balance at beginning of
        Period                    232,500             $ 1.53             1,017,500           $ 0.71
        Granted                      -                  -                   15,000             2.00
        Expired                      -                  -                 (800,000)            0.50
                                  -------                                ---------
     Outstanding and
       exercisable at end of
       Period                     232,500             $ 1.53               232,500           $ 1.53
                                  =======                                =========

     Weighted-average fair
       value of options granted
       during the period                              $ -                                    $ -
                                                      ======                                 ======

     No stock options have been issued or exercised for the period ended June 30, 2002.

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the quarters ending June 30, 2002 and 2001:

                                                  2002                            2001
                                     ------------------------------  ------------------------------
                                           As              Pro              As              Pro
                                        Reported          Forma          Reported          Forma
                                     ------------------------------  ------------------------------
     Net loss for the period         $   (113,565)   $   (104,204)   $   (850,228)   $   (824,968)
                                     ==============================  ==============================

     Basic and diluted
       loss per share                $      (0.00)   $      (0.00)   $      (0.04)   $      (0.04)
                                     ==============================  ==============================

================================================================================
AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)
================================================================================

For the Nine Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


NOTE 7 - COMMON STOCK (continued)

The following stock options are outstanding at June 30, 2002:

                Number              Price              Expiry
              Of Shares            per Share            Date
           ---------------     ---------------     ---------------
                217,500              $1.50         June 20, 2005
                 15,000              $2.00         October 31, 2005
           ---------------
                232,500
           ===============

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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended June 30, 2002 and 2001.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

                                                      2002             2001
                                                 ------------      ------------
     Numerator, net loss for the period          $   (113,565)     $   (850,228)
                                                 ------------      ------------

     Denominator:
      Weighted-average number of shares
        outstanding                                19,600,000        19,600,000
                                                 ------------      ------------

     Basic and diluted loss per share            $      (0.00)     $      (0.04)
                                                 ============      ============

NOTE 9 - INCOME TAXES

There are no income taxes payable by the Company. At June 30, 2002 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.

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

Our sole participating interest at present is in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. After giving effect to all farm-outs and reorganizations reported in the 2001 fiscal year the interests in PEP 38256 are the following:

Company                                              Permit Interests
-------                                              ----------------

AMG Oil Ltd.                                          52.5%
Indo-Pacific Energy Ltd.                              20.0%
Magellan Petroleum Australia Limited                   7.5%
TAG Oil Ltd. (formerly "Durum Cons. Energy Corp.")    10.0%
Orion Exploration Ltd.                                10.0%

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

There can be no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. Our activities to date have consisted primarily of efforts to raise funds, acquire an interest in our sole Permit, conduct preliminary seismic and geological studies over the Permit and participate in drilling the Ealing-1 and Arcadia -1 exploration wells in the fall of 2000. Neither of the exploration wells resulted in hydrocarbon discoveries, and the wells were subsequently abandoned. As currently structured, we propose to derive all of our revenue from a discovery of commercial quantities of hydrocarbons in PEP 38256. By drilling the two exploration wells, our company and our joint venture partners have met all the Permit work obligations required for the initial five-year term, or to August 25, 2002. We are now in the process of evaluating the information gained from drilling the Arcadia-1 and Ealing-1 exploration wells, with a view to planning future Permit exploration programs, if any. In the adjacent offshore area, Anschutz Petroleum has plans to drill an exploration well during the 2002 calendar year. If this well is successful, it would enhance the exploration prospectivity of PEP 38256. The main exploration targets in PEP 38256 are considered to be the Chertsey South and Salmon Structures, both situated around the Rakaia Trough area, which is considered to be the most likely area of oil and gas generation in the permit. Further seismic is required to establish either structure prior to any consideration of drilling. If future seismic and other exploration proves to be warranted, a critical part of our business plan will require capital to fund our share of the exploratory costs. There can be no assurance that we will be able to successfully raise the capital required, when required, to meet our proportionate costs, or that we will be successful in discovering commercial quantities of hydrocarbons, or that we will have access to capital to develop a successful discovery without significant dilution or cost to our stockholders.

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

Office and Properties

We recently relocated to a 200 square foot head office space, on a rent- free basis, located at Suite 1400, 700 - 4th Avenue, Calgary, Alberta, Canada, from which our President conducts business on behalf of our Company. We may likely commence paying rent on this facility in the near future. Our company also shares office space with two other companies located at 887 Helmcken Street, Vancouver, British Columbia, Canada. Our company pays monthly rent in the amount of CDN$1,000 to TAG Oil Ltd. (formerly "Durum Cons. Energy Corp.") for use of the space. The Permit operator conducts business on our behalf in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd. and two other exploration companies. The operator bills us monthly for the facility on the basis of actual hours worked for Permit related activities.

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

Results of Operations

During the first nine months of the current fiscal year, our activities related to the Permit were minimal as we evaluated the results of the exploration activities undertaken in the 2000 and 2001 fiscal year.

We did not generate any revenues from operations during the nine months ended June 30, 2002, or during the comparable period. Our sole revenue during the period was $3,113 in interest income earned on surplus cash balances, compared to $13,088 for the nine months ended June 30, 2001.

Our total general and administrative expenses for the nine months ended June 30, 2002 were $115,752 compared to $135,206 for the comparable period. $31,869 of the total expenses was amortization of deferred compensation related to our stock option plan versus $79,522 in the comparable period. Salaries were $21,651 compared to $22,682 for the nine months ended June 30, 2001 and professional fees were $33,131, versus $26,859 last year. The balance of our general and administrative costs for the nine months ended June 30, 2002 consisted of office expenses of $5,605, rent expense of $7,931, telephone expenses of $6,270, filing fees of $2,524 and other expenses such as shareholder relations, foreign exchange, website maintenance, travel and related costs and amortization of capital assets totaling $6,771.

During the nine months ended June 30, 2002, we wrote down our investment in Trans-Orient Petroleum Ltd. to the approximate market value at the end of the reporting period. This write-down amounted to $926 versus $18,766 for the comparable period ended June 30, 2001. There was limited activity consisting of permit maintenance and seismic reprocessing in PEP 38256 for the first three quarters of the 2002 fiscal year. As a result, the company's expenditure for the nine months ended June 30, 2002 was $11,419.

As a result of these transactions noted above, we incurred a loss of $113,565 or $0.00 per share, compared to $850,228 or $0.04 per share for the nine months ended June 30, 2001.

Liquidity and Capital Resources

During the nine months ended June 30, 2002, we did not have any financing or investing activities. We did not have any financing activities for the comparable period last year however for the nine months ended June 30, 2001 we expended $522,484 in investing activities, primarily for exploration activities within PEP 38256, including the Company's share of two exploration wells in the first quarter.

At June 30, 2002 our current assets totaled $188,598 compared to $280,690 at the beginning of the fiscal year, or $298,788 for the comparable period at June 30, 2001. Our current assets consisted of $187,164 in cash and $1,434 in prepaid expenses. Our current liabilities at June 30, 2002 were $16,721, of which $14,769 was due to related parties for Permit related costs and administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

None.

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              AMG Oil Ltd.


Dated: August 13, 2002                      By:  /s/ Cameron Fink
                                               ---------------------------------
                                               Cameron Fink, President



                                            By:  /s/ Michael Hart
                                               ---------------------------------
                                               Michael Hart, Secretary


                             CERTIFICATION PURSUANT TO
                                18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Quarterly Report of AMG Oil Ltd. (the "Company") on Form 10-QSB for the quarter ended June 30, 2002 (the "Report") as filed with the Securities and Exchange Commission on the date hereof, we, Cameron
Fink, President, and Michael Hart, Secretary and Treasurer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Cameron Fink                          /s/ Michael Hart
--------------------------------         -----------------------------------
Cameron Fink                             Michael Hart
President                                Secretary/Treasurer


August 13, 2002