Form 10KSB
period 2002-09-30
AMG OIL LTD
filed 2002-12-23
CIK 1109504

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549






                                  FORM 10-KSB

            [x]   Annual Report pursuant to section 13 or 15(d)
                    of the securities exchange act of 1934

                 For the fiscal year ended September 30, 2002
                                      OR
            [ ]  Transition Report pursuant to section 13 or 15(d)
                    of the securities exchange act of 1934

                                 AMG Oil Ltd.
                (Name of Small Business Issuer in its charter)

              NEVADA                                        N.A.
   (State or other jurisdiction                      (I.R.S. Employer
       of incorporation )                           Identification No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] YES [x] NO

As of December 16, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $490,000 based upon a $0.025 per share trading price on that date.

The registrant's revenues for its most recent fiscal year were $3,856.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,600,000 Shares Common Stock. $.00001 par value per share.

                     Documents Incorporated By Reference:
               Certain Exhibits indicated in response to ITEM 13

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

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

a) BUSINESS DEVELOPMENT

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

The Registrant's operations are conducted through its wholly-owned subsidiary, AMG Oil (NZ) Limited (the "NZ Subsidiary") and an exploration office in Wellington, New Zealand maintained by Indo-Pacific Energy Ltd., the operator of Petroleum Exploration Permit 38256 ("PEP 38256" or the "Permit"), further described below. The Registrant intends to participate in the exploration and, where warranted, development of its property and to investigate and to acquire interests in other oil and gas properties in the Austral-Pacific region.

Shares of Common Stock of the Registrant became quoted through the facilities of the Over-the-Counter Bulletin Board ("OTC BB"), United States, on May 19, 1997, where its shares continued to be quoted through that facility under the symbol "AMGO" until August 1, 1999. On August 1, 1999, the Registrant's shares discontinued from trading on the OTC BB due to the Registrant's failure to become a "Reporting Issuer" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since August 1, 1999, the Registrant's shares have been quoted on the "Pink Sheets", operated by the National Quotation Bureau, under the symbol "AMGO".

At December 16, 2002, the authorized capital of the Registrant was 100,000,000 shares of Common Stock, par value $0.00001 per share, of which 19,600,000 shares of Common Stock were issued and outstanding.

b) BUSINESS OF THE ISSUER

The Registrant is a Calgary, Alberta, Canadian based oil and gas exploration company with a participating interest in PEP 38256, a hydrocarbon exploration permit for and area located on the South Island of New Zealand. PEP 38256 was previously divided into two areas: (a) the North Area which contains the Arcadia Prospect and (b) the South Area which contains the Ealing Prospect (collectively, "PEP 38256" or the "Permit"), however after the Company and the other joint venture partners drilled unsuccessfully, both the Arcadia Prospect and Ealing Prospect, certain joint venture partners reorganized their equity interests in the Permit to combine both the North and the South areas into one area to streamline the Permit operations area. The permit ownership interests of the Registrant and its joint venture partners in these two areas is the following:

Company
-------
AMG Oil Ltd.                            52.5%
Indo-Pacific Energy Ltd.                20%
Magellan Petroleum Australia Limited    7.5%
Durum Cons. Energy Corp.                10%
Orion Exploration Ltd.                  10%

The assessment of the potential of this property to contain petroleum reserves involves, among other things, a consideration of discoveries made by third parties on properties adjacent to, or, depending on circumstances, in the area covered by the Permit. Geological conditions are, however, unpredictable. The discovery of reserves on properties adjacent to, or in the area of, properties of the Registrant is no assurance that commercially recoverable reserves of oil and gas will be discovered in the area covered by the Permit.

The Registrant has received no revenue from oil & gas operations to date, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible, other than the opportunities for its interest in PEP 38256 disclosed herein. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the Registrant's fiscal year dated September 30, 2002, the Registrant has an accumulated deficit of $2,401,062 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future
periods.   The Registrant has no significant future obligations with respect to
PEP 38256.

The Registrant proposes to raise additional financing through the sale of equity securities during the next fiscal year, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for joint venture funding are not successful, the Registrant's activities may be curtailed and this may adversely affect the Registrant's ability to carry out the required level of expenditures to earn a larger equity interest in the Permit or ultimately to maintain its concession in good standing under the laws of New Zealand (as explained below) or both.

None of the Registrant's current officers are employed directly by the Registrant, and all officers devote less than 20% of their time to the Registrant's business. All of the Registrant's officers and directors devote a significant amount of their time to other interests or competing businesses, which may conflict with the operations and business of the Registrant.

There is no assurance that the Registrant will earn revenue, operate profitably or provide a return on investment to its security holders. The Registrant's activities to date have consisted primarily of efforts to raise funds, acquire an interest in PEP 38256, currently its sole exploration permit, conduct preliminary seismic and geological studies over the Permit and participate in drilling the Ealing-1 and Arcadia -1 exploration wells which occurred in the fall of 2000. Neither of these exploration wells discovered hydrocarbons. Both wells were fully logged, in accordance with good oil field practice, and neither electric nor mud log data showed any evidence for the presence of producible hydrocarbons in either well, nor were any visible oil shows observed in rock cuttings samples; and both wells were, therefore, plugged and abandoned as dry holes. As currently structured, the Registrant intends to derive all of its revenue from a discovery of commercial quantities of hydrocarbons in PEP 38256. By drilling the two exploration wells, and subsequently conducting a review of the remaining exploration prospectivity of the permit area, the Registrant and its joint venture partners have met all the work obligations for the first five year term of the Permit, under which the Permit was granted by the government of New Zealand. The Registrant and its joint venture partners have evaluated the information gained from drilling the Arcadia-1 and Ealing-1 exploration wells, and linked this to the existing seismic and geological data base, and have also reprocessed selected seismic lines to highlight their seismostratigraphic character and their amplitude versus offset characteristics, in order to determine what, if any, future exploration programs should be conducted on the Permit. This work has indicated that the best remaining exploration potential is in the Rakaia Trough area, remote from either of these two wells. To develop this exploration potential to the point where drilling might be considered in the future, it will be necessary to acquire additional seismic data in this area. The Registrant and its joint venture partners have yet to decide whether or not to acquire such seismic data.

Should the Registrant and its joint venture partners decide that future exploration is warranted, a critical part of the Registrant's business plan will require it to fund its share of future seismic and drilling exploratory costs. There can be no assurance that the Registrant will be able to successfully raise the capital required, when required, to meet its proportionate costs, or that it will be successful in discovering commercial quantities of hydrocarbons, or that it will have access to funds to develop a successful discovery without significant dilution or cost to the Registrant's stockholders.

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

The Registrant's auditors have expressed considerable doubt as to the Registrant's ability to continue as a going concern. The Registrant will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or to raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. At December 16, 2002, we had working capital of approximately $146,000. Currently, the Registrant's management has determined that the future capital necessary to carry out its new work program described below, after the Registrants previous work program expired on August 25, 2002 is $100,000. If the Registrant does not raise the capital required to complete the work program while allowing the Registrant to continue operating, it will be unable to continue as a going concern and you may lose your entire investment.

NEW ZEALAND PETROLEUM EXPLORATION PERMITS

Under the New Zealand Crown Minerals Act of 1991 ("CMA"), an exploration permit, such as PEP 38256, grants the right to explore for hydrocarbons for a term of five years and may be extended for up to a further five years over half its area on conditions the Minister of Economic Development, in its sole discretion, considers appropriate. If the Registrant and its permit partners (collectively referred to as the "Holder") discover a deposit or occurrence of petroleum, and satisfies the Minister that the results of exploration justify granting a production permit, the Holder may, on application before the expiry of the exploration permit, obtain a production permit for up to 40 years for such part of the land as the deposit or occurrence relates to. Changes to the conditions prescribed in a permit may be made by application to the Minister, provided the Holder is in substantial compliance with the conditions of the Permit. The Holder is presently in compliance with the permit conditions.

PEP 38256 was originally granted on August 25, 1997. The exploration permit was issued for a term of five years. The Holder was required to relinquish 50% of the permit area at the end of three years, on August 25, 2000. This relinquishment has been made and approved by the Minister of Economic Development.

The Holder is required to complete a work program approved by the Ministry of Economic Development as the delegated regulatory agency, as disclosed herein, to maintain the permit in good standing.

The Permit terms consist of three schedules, which define the permit area, work program and milestones, and the royalties payable to the New Zealand government upon commercial discovery. PEP 38256 originally encompasses an area of 11,183 square kilometers (approximately 2,800,000 acres) on the east coast of the South Island of New Zealand. The activities under the work program must be completed prior to the dates specified in the second schedule in order to maintain the Permit in good standing.


Non-compliance with any items of the work program obligation may result in revocation of the Permit in the sole discretion of the Ministry of Economic Development as the relevant regulatory agency and authority charged with administering all permits to explore the Crown's mineral estate. Before such a revocation occurs, however, the Minister of Economic Development must first issue a notice of default to the Holder and the Holder has 60 days to cure the default. The Registrant and its permit partners have satisfied all of the obligations of the first five year term of the permit work program, to August 25, 2002 by drilling the Ealing-1 and Arcadia-1 exploration wells and were recognized by the Minister of Economic Development as being in good standing until August 25, 2002. A work program which will maintain the permit in good standing for the first 18 months of the second five year term of the permit (i.e., until February 25, 2004) has now been accepted and approved by the Ministry of Economic Development. This program consists of reprocessing of 30 km of existing seismic data, acquisition of magnetotelluric data in the vicinity of the Rakaia Trough and fluid inclusion analysis on cuttings samples from the Ealing-1 well. All parties to the PEP 38256 joint venture, including the Registrant, have committed to carry out this work within the specified period. These work items are budgeted to cost no more than $100,000 (Registrant 52.5% share). Following a 50% surrender of acreage, the retained area of PEP 38256 throughout the second five year term commencing August 25, 2002 amounts to 2,794 sq km (690,000 acres), including the Rakaia Trough. The Registrant and its partners will be required, prior to February 2004, to complete this program of work and put forward for consideration by the Ministry of Economic Development a proposed program of work for the remainder of the second five year term following February 25, 2004, else relinquish the permit at that time. This future program of work would most probably include additional seismic acquisition, leading to commitment to drilling a well. There can be no assurance that the Registrant would be able to meet the financial obligations of such seismic acquisition and drilling obligations; and, therefore, that the Registrant would be able to participate in future drilling.
A holder may also apply for an extension of time with respect to any of the second schedule requirements, but the Minister of Economic Development will generally only consider delays related to local government environmental reviews and insurmountable logistics problems, such as the non-availability of a suitable rig to drill at the required time.

The Permit's third schedule specifies royalties payable to the New Zealand government under the Crown Minerals Program for Petroleum of 1995. When an exploration permit is exchanged for a production permit upon a commercial discovery, the Holder is obligated to pay royalties at the higher of 5% of net sales revenues or 20% of accounting profits. The 5% royalty on net sales is payable within 30 days of the calendar quarter end. Net sales are calculated as gross sales plus hydrocarbons produced but not yet sold, less transportation, storage costs and certain other adjustments to sales. The comparison of the 5% royalty to the 20% accounting profits is calculated on an annual basis and payable 90 days subsequent to the end of the calendar year. Accounting profits is defined as the excess of net sales revenues over the total of allowable deductions. Allowable deductions are the sum of the following costs incurred in the current year less any capital proceeds received during the year:

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

NEW ZEALAND ENVIRONMENTAL REGULATION

The Registrant's interest in PEP38256 is governed under the Resource Management Act of 1991, ("RMA") which applies to lands and waters within twelve miles of coastal areas. The RMA controls users of natural and physical resources, with a view to managing resource usage in ways that will not compromise future utilization. The RMA places the emphasis on the assessment of the proposed activities' impact on the environment and sustainable management of the environment.

Under the RMA, regional and district councils govern resource management. Regional and district councils have each established their own rules and standards for environmental assessments and required degrees of consultation. These rules may limit industries to designated areas or stipulate terms related to land use or development of a natural resource, depending on the environmental or social effects. Applications, such as the Registrant's application to drill within PEP38256, may require public notice and allow public involvement in the assessment process. Adverse decisions made by a regional or district council may be appealed to the Environmental Court.


EMPLOYEES AND CONSULTANTS

The Registrant has no employment agreements with any persons. The Registrant's directors and officers provide their respective services for the Registrant gratis and are not compensated; except, Mr. David Bennett, a director of the Registrant, was paid $650 for the 2002 fiscal year (2001: $7,879) and Mr. Michael Hart, a director of the Registrant, was paid a one-time fee of $326 in the 2001 fiscal year for covering costs of attending a meeting of the Registrant.

The Registrant is in the start-up stage and none of the Registrant's executive officers have employment agreements with the Registrant. Mr. Cameron Fink (President) and Mr. David Bennett (Vice-President of Exploration) devote less than 20% of their time to the Registrant's business. The Registrant does not have any employees, as the operator, Indo-Pacific Energy Ltd., of which Mr. Bennett is the President and CEO, conducts exploration activities on PEP 38256 on behalf of the joint venture. As the operator incurs expenses on the permit, the operator submits cash calls on a periodic basis to the Registrant. The dollar value of the cash calls submitted by the operator to the Registrant will be based upon the Registrant's percentage interest in PEP 38256. All of the Registrant's geological, exploration and technical services are provided by consultants who bill their services to the joint venture. The Registrant also receives corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Corp. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis and has devoted less than 25% of their time to matters related to the Registrant. DLJ Management Corp. bills monthly for its services on a cost recovery basis for labor and rent, office costs, and employee benefits.



ITEM 2.  DESCRIPTION OF PROPERTY.

New Zealand is a stable, English speaking, multiracial parliamentary democracy, with a population of about 3.8 million, which was extensively settled by people of dominantly British heritage during the 19th century. Settlement by Polynesian peoples (the Tangata Whenua or Maori people) had occurred during the preceding few hundred years, associated with major canoe voyages of discovery across the Pacific Ocean from Hawaii and other Pacific centers of Polynesian culture. Continuing immigration over the last century has resulted in a modern, prosperous and widely diversified multiracial society and Western democracy similar in many respects to that of the United States. People of dominantly Maori descent total about 20% of the population, and are fully integrated and enfranchised members of New Zealand society. Extensive intermarriage between Maori, European and others has resulted in a situation where a large proportion of people of Maori descent are indistinguishable in life style, customs and even appearance from other descents. While certain parts of New Zealand, most notably in rural parts of the North Island, have higher proportions of people of Maori descent, there are no reservations or areas which are exclusively one people or another, and all land title is held under law common to all New Zealanders. The South Island of New Zealand, where the Registrant's permit is situated, has about a quarter of the total population of New Zealand, and a much lesser percentage of people of Maori descent; with a population density of about 15 per sq mile (cf United States about 100 per sq mile). Unlike the United States, all petroleum rights are held by the Crown (i.e., the people of New Zealand) which administers the award and regulation of exploration rights via the Ministry for Economic Development. Under the mid 19th century Treaty of Waitangi, signed between the Maori peoples and Britain (which at that time claimed New Zealand as a colony), the Crown is obligated to consult with the relevant Maori authorities before grant of any exploration permit, and the Crown further undertakes to separate the permit holder from any Maori claim on petroleum, should any such claim be made.

The Registrant maintains a 120 square foot head office space, on a rent free basis, located at Suite 1400, 700 - 4th Avenue, Calgary, Alberta, Canada, from which the President of the Registrant conducts business on behalf of the Registrant. The operator conducts business on behalf of the Registrant directly related to PEP 38256 in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd., TAG Oil Ltd. and one other exploration company and the operator bills the Registrant monthly for the facility on the basis of actual hours worked in a given month for activities directly related to the Permit.

The Registrant currently has no oil or gas producing properties and at present, no known deposits of oil or gas. Currently, the sole asset owned by the Registrant is its 52.5% interest of PEP 38256. Indo-Pacific Energy Ltd. is the operator on PEP 38256 and is carrying out the required exploration programs on behalf of the joint venture pursuant to an operating agreement dated June 25, 1998 and under which the Registrant's initial interest in the Permit was acquired. Under the terms of the operating agreement, each participant in the Permit is entitled to a specified equity share or percentage in the Permit provided each participant pays for its pro rata share of expenditures or cash calls related to the development of the Permit. The level of expenditures and the work program are determined by agreement between the members of the joint venture, who vote pro rata with respect to their equity share with respect to expenditure proposals. The Registrant holds a veto vote over expenditure proposals, and other than work which is obligatory under the conditions of the Permit, cannot be forced into any expenditure it does not approve. If any participant, including the operator, does not meet its required obligations or pay its portion of the cash calls, that participant will automatically relinquish its interest to the other participants in the Permit.

On June 25, 1998, Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd. granted two options to the Registrant. The first option was for the Registrant to acquire a 30% interest upon payment of past costs and costs associated with a 125-mile seismic program designed to identify two drilling prospects. This option was exercised on August 4, 1998. The second option entitles the Registrant to acquire up to a further 50% interest on payment of any additional required seismic studies and for the cost of drilling up to two exploratory wells.

These options were modified by three subsequent agreements dated December 3, 1998, October 26, 1999 and February 23, 2000, respectively, which extended the period of time in which the Registrant must exercise its option to acquire a further interest in PEP 38256 to June 16, 2000.

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

The second farm out agreement was entered into with Magellan Petroleum Australia Limited ("Magellan") on October 23, 2000. Pursuant to the second farm out agreement, the Registrant granted Magellan a twenty percent (20%) beneficial interest in the South Area of PEP 38256, which includes the site of the Ealing- 1 well. In consideration for the interest, Magellan reimbursed the Registrant for a portion of past exploration costs, and by contributing 34% to the cost of drilling the Ealing-1 well. The agreement also provided Magellan with the opportunity to acquire up to a 20% interest in the North Area, including the Arcadia-1 well, after the results of the Ealing-1 well were determined, and in exchange Magellan would be required to pay the Registrant for a portion of past exploration costs, and contribute 40% to the cost of drilling the Arcadia-1 well

Based upon the unsuccessful results from drilling the Ealing-1 well, Magellan chose not to exercise their option to acquire an interest in the North Area; and pursuant to the terms of the farm in agreement, Magellan chose to reduce its beneficial interest in the South Area to twelve percent (12%).

The third farm out agreement occurred on November 20, 2000 when the Registrant's board of directors ratified a letter agreement earlier entered into with TAG Oil Ltd. ("TAG"). Pursuant to the agreement, the Registrant granted TAG a twenty percent (20%) beneficial interest in the North Area of PEP 38256, which includes the site of the Arcadia-1 well, with effect from the date on which the Arcadia-1 well spudded. Pursuant to the agreement TAG earned a 20% interest in the North Area of PEP 38256 by reimbursing the Registrant for a portion of past exploration costs, and by contributing 40% to the cost of drilling the Arcadia-1 well.

During the 2001 fiscal year, as approved by the Minister of Energy of New Zealand, the Registrant, Magellan, and TAG reorganized their equity interests in PEP 38256 to streamline permit operations. Under the new terms, the north and south beneficial acreages were combined into one.

After giving effect to these farm outs and the reorganization, the interests in PEP 38256 are the following:

Company                                   Percentage Interest
-------                                   -------------------
AMG Oil Ltd.                              52.5%
Indo-Pacific Energy Ltd.                  20%
Magellan Petroleum Australia Limited      7.5%
TAG Oil Ltd.                              10%
Orion Exploration Ltd.                    10%

Petroleum Exploration Permit 38256, South Island


The Canterbury Basin is located both onshore and offshore in the area surrounding Christchurch, on the South Island of New Zealand. The total area of the Canterbury Basin, onshore and offshore, is approximately twelve million acres. The sediments in the Canterbury Basin range in age from Middle Cretaceous to Miocene. PEP 38256, which covers a portion of the Canterbury Basin, was granted on August 25, 1997 to Indo-Pacific Energy Ltd. and Trans-Orient Petroleum Ltd. The permit area is situated in the onshore area surrounding Christchurch and encompasses 2,760,120 acres or (11,183 square kilometers). The permit term is five years, but a minimum of 50% was required to be relinquished within three years. On August 25, 2000 the participants in PEP 38256 relinquished back to the government of New Zealand 50% of the PEP 38256 permit area that was considered to be of lesser prospectivity. After the relinquishment, PEP 38256 covered an area of approximately 1.3 million acres, which contains all the prospects and exploration leads so far identified by the Registrant and its joint venture partner in the permit. A further relinquishment of 50% of the remaining area was made in August 2002, as a standard condition of grant of the permit for a second five-year term; and the second five year term of the permit was granted over a 2,794 sq km (690,000 acre) area, commencing August 25, 2002. Any production permits granted will be for a term of up to 40 years from the date of issue. The Crown in right of New Zealand has reserved a royalty of the greater, in any one year, of five per cent of net sales revenue from the sale of petroleum products or 20% of accounting profits.

The permit is situated within the Canterbury Plains, which cover an area of more than 3 million acres of flat to gently rolling topography situated on the eastern side of the main mountain chain. The Plains consist dominantly of high value farming land, where agricultural usage includes beef and sheep pastoral, dairy farming, vineyards, plantation forestry, wheat and other cash crops. There is a very extensive grid of modern roads and highways, including major national road and rail arterial links, with modern, wide bandwidth telecommunications links throughout. The area is serviced by several cities and ports, most notably the city and port of Christchurch (population ~500,000), which is also a major business and academic hub and New Zealand's leading technology center, with numerous software development and other engineering firms of international standing. The land usage and socio-economic environment would roughly resemble that of Mid West states such as Illinois, Indiana and Ohio; with Christchurch being Canterbury's Indianapolis or Columbus.

Prior to the Registrant acquiring its interest PEP 38256, five exploration wells had been drilled on PEP 38256 since 1914. Four exploration wells in the offshore part of the Canterbury Basin have been drilled since 1970, two of which resulted in gas-condensate discoveries. Neither of the gas-condensate discoveries proved to be economic. The data gathered from these past activities is relevant in interpreting the geology of PEP 38256, but generally, the area is lightly explored. The basement rocks are Paleozoic and Mesozoic metasediments. Overlying these in places are Cretaceous coal measure formations, and Paleocene and Eocene terrestrial sediments which gradually become of marine origin towards the eastern part of the basin. Overlying these formations are Oligocene limestone and sandstone formations, which are principally marine in origin. The early Miocene period saw the deposition of marine sandstones and mudstones with a gradation to nonmarine sediments in the late Miocene period. The Pliocene and Quaternary strata are principally gravels derived from the formation of the Southern Alps with some volcanics.

The sandstones in the Miocene, Paleocene and late Cretaceous formations are considered to be potential reservoirs, with lesser emphasis placed on the Eocene and Oligocene limestones. Interbedded mudstones would provide seals for the reservoirs. Source formations are thought to be Late Jurassic to Upper Cretaceous coal formations, and Late Cretaceous Whangai mudstones and Paleocene Waipawa Black Shale formations, which are identified as source rocks in other New Zealand basins. With the addition of the two modern wells drilled by the Registrant and their partners, there is a modern well density of less than 1 well per 500,000 acres in the Canterbury Plains. This compares with onshore basins in the US Lower 48, such as in West Texas or Oklahoma, where the well density is typically greater than 1 well per 100 acres, or some 5,000 times greater than the Canterbury Basin. Similarly with respect to seismic, there is a density of usable 2D seismic coverage (including seismic acquired by the Registrant and partners) in the Canterbury Plains of less than 1 mile per 10,000 acres, as compared to densities in US Lower 48 sedimentary basins of typically considerably greater than 1 mile per 500 acres, not even including the 3D seismic coverage which now prevails over much of their area. Thus the Canterbury Plains in general, and the remaining area of PEP 38256 in particular, have seen exploration intensity of order only 1/1,000 that of typical onshore US basins. The Ealing-1 and Arcadia-1 wells were fully logged and evaluated penetrations of the sedimentary sections down to near basement, with high quality electric and mud log data being obtained. Excellent quality and thick reservoir rocks, which may be reasonably assumed to extend a good distance from the well, were intersected in both wells; and the absence of hydrocarbons in reservoir in both cases allows us to write off the petroleum discovery potential for at least a typical production unit area of 80 acres around the well, as a minimum estimate. More conservatively, since Ealing-1 and Arcadia-1 were drilled high on structure within seismically defined structures mapped as closed over areas of 15,000 acres and 10,000 acres respectively, these wells can be reasonably assumed to write off the petroleum discovery potential of a total 25,000 acres of structural closure. Therefore, even in the more conservative case, these wells can be considered to have written off the exploration potential of no more than a few percent of the retained area of the permit. In summary, after completion of the Registrant's work to date, the PEP 38256 permit remains virtually unexplored over a major proportion of its area, and the entire Plains area can be characterized as very lightly explored. The geological information secured in Ealing-1 and Arcadia-1 provides vital control and understanding of the regional stratigraphy and lithology, important to ongoing exploration of the permit area.

By the drilling of the Ealing-1 and Arcadia-1 wells, the Registrant and the other participants in PEP 38256 have completed the work program for the entire five-year term of the permit to August 2002. The participants have now also agreed between themselves and with the regulatory agency, on an ongoing program of work for the permit area which is designed to provide further understanding on the unexplored potential of the area. Given the very lightly explored nature of the entire area, and the fact that neither well provided any test of petroleum entrapment potential other than in the prospect area immediately surrounding that well, and given also that these wells have demonstrated that in a regional sense certain critical requirements for successful petroleum entrapment, namely structural development, reservoir extent and quality and top seal extent, do exist, all the participants including the Registrant have concluded that further exploration of the area is warranted. They have, therefore, negotiated with the regulatory agency an agreed ongoing program of work which will develop that potential and maintain the permit in good standing to at least February 25, 2004. It is worth noting that in the Ealing-1 well, for example, a 100 feet interval of excellent quality Eocene sandstones was encountered beneath thick mudstone top seal below 4,000 feet, and a 350 feet interval of even better reservoir sandstones, with porosities averaging in excess of 30%, was encountered beneath good seal at 5,000 feet depth. Factors such as this give encouragement that the conditions for hydrocarbon entrapment and production may well be found elsewhere in the unexplored parts of this large permit area.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Registrant is subject to or which are anticipated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the Registrant's shareholders in the fourth quarter of the Registrant's fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant's shares trade on the "Pink Sheets" interdealer quotation operated by the National Quotation Bureau under the symbol "AMGO." Prior to August 2, 1999, the Registrant's shares traded on the OTC BB under the trading symbol "AMGO". Summary trading by quarter for the 2002 and 2001 fiscal years are as follows:

Fiscal Quarter        High Bid(1)       Low Bid(1)            Volume
      2002
-----------------     -----------       -----------       ----------
First Quarter             0.07               0.015          1,037,200
Second Quarter            0.025              0.01             758,900
Third Quarter             0.024              0.01              32,900
Fourth Quarter            0.025              0.01              95,400

      2001
First Quarter             3.00               0.10           3,107,600
Second Quarter            0.28               0.03           3,783,500
Third Quarter             0.095              0.04           1,388,200
Fourth Quarter            0.10               0.059          1,144,900

Note:
(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 10, 2002 there were 19,600,000 shares of Common Stock of the Registrant issued and outstanding.

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

As of December 10, 2002 there were 37 holders of record and the Registrant closing share price on that date was approximately $0.03.

During the 2002 and 2001 fiscal years the Registrant did not issue any securities.

During the 2000 fiscal year the Registrant issued the following securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All issuances were made pursuant to Rule 903(b)(3) of Regulation S, promulgated pursuant to the Securities Act.

Date      Type of Security    Number     Proceeds  Exemption
--------  ----------------    ---------  --------  --------------

10/04/00  (1)(2)   Units      5,000,000  $250,000  Rule 903(b)(3)


28/08/00  (3)(4)   Units      400,000    $900,000  Rule 903(b)(3)


(1)  The shares of Common Stock were issued to Trans-Orient Petroleum
     Ltd. (see PART III ITEM 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS) at a price of $0.05 per share for total proceeds of $250,000. In relying on the exemption claimed, the Registrant relied on the following facts: (i) at the time of the issuance, the Registrant was not a reporting company subject to section 13 or 15d of the Exchange Act (ii) the shares of Common Stock were fully paid for and
     (iii) the company which received the shares of Common Stock was not resident in the United States of America.

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

The Registrant established a stock option plan (the "Plan") for directors, officers, employees and consultants who provide services to the Registrant., pursuant to which 3,000,000 shares are reserved for issuance. Any options issued under the Plan will expire on the earlier of (i) 10 years from the establishment of the Plan, or (ii) the expiry date assigned to the individual option grant.

On June 20, 2000 the Registrant's board of directors granted options to acquire up to 217,500 shares of Common Stock at an exercise price of $1.50 per share to directors, officers and individuals providing services to the Registrant and the PEP 38256 joint venture. Additionally, on October 31, 2000 the Registrant's Board of Directors granted options to acquire up to 15,000 shares of Common Stock at an exercise price of $2.00 per share to. The options granted are subject to a vesting schedule whereby 1/6 of the total granted vests every six months from the date of granting. Additionally the options carry restrictions on resale whereby a maximum of 25% of the amount vested can be resold in any 30-day period. The directors and officers who were granted options are the following:

Name            Title       Total Amount  First Vesting Date

Cameron Fink    President   20,000        December 20, 2000(1)
David Bennett   Director    50,000        December 20, 2000(2)
Arthur Evans    Director    15,000        May 1, 2000(3)
Michael Hart    Director    15,000        December 20, 2000(4)
Mark Katsumata  Officer     10,000        December 20, 2000(5)

(1) On December 10, 2002 of the total amount under option, 20,000 shares of Common Stock may be acquired under the vesting schedule.
(2) On December 10, 2002 of the total amount under option, 50,000 shares of Common Stock may be acquired under the vesting schedule. An option to acquire up to 10,000 shares of Common Stock was granted to Mr. David Bennett's spouse Jenni Lean. Both Mr. Bennett's options and Jenni Lean's options are held within a family trust of which Mr. Bennett and Jenni Lean are beneficiaries.
(3) On December 10, 2002 of the total amount under option, 15,000 shares of Common Stock may be acquired under the vesting schedule.
(4) On December 10, 2002 of the total amount under option, 15,000 shares of Common Stock may be acquired under the vesting schedule.
(5) On December 20, 2001 the options expired as Mr. Katsumata resigned as an officer of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The Registrant has been principally involved in the acquisition, interpretation and mapping of seismic and unsuccessful drilling on PEP 38256 during the past five years, and therefore has not yet received revenues from operations profitability or break-even cash flow. As of the date of the Registrant's last completed fiscal period ending September 30, 2002, a total of $ 1,832,520 was spent by the Registrant on the Permit. The Registrant currently has no oil or gas producing properties nor any known deposits of oil or gas. The Registrant and its permit partners have satisfied the five year obligations under which the permit was granted by completing the Ealing-1 and Arcadia-1 explorations wells and has received approval on another five year work program. The Registrant and its joint venture partners are required or plan to carry out the following work during the calendar years 2002 and 2003:

Review seismic, drilling and geological data in PEP 38256 in light of the results of Arcadia-1 and Ealing-1 wells. Reprocess 30 km of existing seismic data, acquire magnetotelluric data across the Rakaia Trough, complete fluid inclusion analysis on cuttings samples from the Ealing-1 well, and synthesize the results in an evaluation of the permit.

In more detail, this will consist of:

a) Geochemical and petrological review of cuttings from the wells, to determine petroleum source potential and reservoir quality
b) Petrophysical analysis of electric logs and integration with well lithology
c) Completion of a data trade with the permit holder of the adjacent offshore area, in order to construct regional synthesis of stratigraphic and lithologic correlations and to better identify petroleum source and migration parameters;
d) Reprocessing and reinterpretation of permit seismic data in light of the wells, in order to identify and rank other exploration prospects and leads within PEP 38256;
e) Fluid inclusion analysis of Ealing-1 cuttings samples to seek evidence for hydrocarbon presence; and
f) Magnetotelluric sounding to determine the thickness, hence level of thermal maturity and petroleum generative potential, of sedimentary rocks in the Rakaia Trough


Total cost of this work is budgeted at $150,000, of which the Registrant's share is $78,750. At September 30, 2002, the Registrant has approximately $154,000 in working capital. The Registrant's required future expenditures for the period up to September 30, 2003 are approximately $120,000 and relate to the evaluation of the permit area as described above and accounting, legal and administrative expense.

The Registrant and its partners have reached agreement with the regulatory agency (Ministry of Economic Development) whereby the permit has been extended beyond August 25, 2002 into its second five-year term over an area of 2,794 sq km ( 690,000 acres), on the basis of an obligatory program of work to be completed by February 25, 2004, which consists of 30km of seismic reprocessing, fluid inclusion analysis on Ealing-1 cuttings samples, and magnetotelluric soundings across the Rakaia Trough. A further work program will be required to be negotiated prior to February 25, 2004 to extend the permit to the end of its second five-year term in August 2007.. As the work program beyond February 2004 has yet to be negotiated with the Government of New Zealand, the capital necessary to carry out the work program cannot be determined at this time. However, the Registrant considers it probable that any such work program beyond February 2004 will require an amount of capital that exceeds the Registrant's current working capital. It is therefore likely that the Registrant currently does not have sufficient capital to satisfy its required expenditures, has no revenues and will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that are expected to be incurred beyond February 2004. Failure to raise additional funds would result in the relinquishment of the Registrant's interest in the permit, currently the Registrant's sole asset. The Registrant has relied principally on the issuance of Common Stock in private placements to individuals known to officers and directors of the Registrant, Trans-Orient Petroleum Ltd. and Indo-Pacific Energy Ltd., companies which are related through a common controlling shareholder and participants in PEP38256, to raise funds to support the business. There can be no assurance that the Registrant will be successful in raising additional funds through the issuance of additional equity nor that the parties that provided funds in the past will continue to do so.

The Registrant does not expect any significant purchases of plant & equipment nor any increase in the number of employees in the near future.


ITEM 7.  FINANCIAL STATEMENTS.

                                   PART F/S


                                 AMG OIL LTD.
                   (Formerly Trans New Zealand Oil Company)
                       (A Development Stage Enterprise)

                       Consolidated Financial Statements

               For the Years Ended September 30, 2002 and 2001

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AMG Oil Ltd. (formerly Trans New Zealand Oil Company) (A Development Stage Enterprise)


We have audited the accompanying consolidated balance sheets of AMG Oil Ltd. (formerly Trans New Zealand Oil Company) (a development stage enterprise) as of September 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002 and for the period from inception on February 20, 1997 to September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMG Oil Ltd. (formerly Trans New Zealand Oil Company) (a development stage enterprise) as of September 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 and for the period from inception on February 20, 1997 to September 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is a development stage enterprise and has yet to establish any revenues from business operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





  CERTIFIED PUBLIC ACCOUNTANTS





Bellingham, Washington
November 27, 2002

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Balance Sheets
-------------------------------------------------------------------------------

As at September 30,                                    2002               2001
-------------------------------------------------------------------------------
Assets

Current

Cash                                              $   174,313   $      277,641
Accounts receivable                                       163              137
Prepaid expenses                                            -            2,912
-------------------------------------------------------------------------------
                                                      174,476          280,690

Investments                                            10,993           11,919
Property and equipment                                  2,986            4,043
Oil and gas interest                                  286,331          274,671
-------------------------------------------------------------------------------
Total Assets                                      $   474,786   $      571,323
===============================================================================

Liabilities

Current

Accounts payable and accrued liabilities          $     5,163   $        7,518
Due to related parties                                 14,418            9,900
-------------------------------------------------------------------------------
Total Liabilities                                      19,581           17,418
-------------------------------------------------------------------------------

Commitments and Contingencies

Stockholders' Equity

Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30,
  2002: 19,600,000 shares
  2001: 19,600,000 shares                                 196              196
Additional paid-in capital                          2,856,071        2,817,374
Deficit accumulated during the development stage   (2,401,062)      (2,263,665)
-------------------------------------------------------------------------------

Total Stockholders' Equity                            455,205          553,905
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity        $   474,786   $      571,323
===============================================================================

See accompanying notes to the consolidated financial statements

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                                                                                 Cumulative
                                                                                             from Inception
                                                                                             on February 20,
                                         Year Ended        Year Ended         Year Ended           1997 to
                                        September 30,     September 30,      September 30,     September 30,
                                            2002              2001               2000              2002
------------------------------------------------------------------------------------------------------------
Expenses

General and administrative             $     140,327      $    178,587       $    264,370      $    673,183
Loss on sale of investments                        -                 -                  -            16,135
Write-down of investments                        926            19,122             21,835           234,780
Write-down of oil and gas interest                 -           711,633            834,396         1,546,189
------------------------------------------------------------------------------------------------------------

                                             141,253           909,342          1,120,601         2,470,287
------------------------------------------------------------------------------------------------------------

Other Income

Interest income                                3,856            15,568             14,131            62,286
Gain on sale of oil and gas interest               -                 -                  -             6,939
------------------------------------------------------------------------------------------------------------

                                               3,856            15,568             14,131            69,225
------------------------------------------------------------------------------------------------------------

Net loss for the period                 $   (137,397)     $   (893,774)      $ (1,106,470)     $ (2,401,062)
============================================================================================================

Basic and diluted loss per share        $      (0.01)     $      (0.05)      $      (0.07)     $      (0.12)
============================================================================================================



        See accompanying notes to the consolidated financial statements

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                                              Cumulative
                                                                                              from Inception
                                                                                              on February 20,
                                            Year Ended      Year Ended       Year Ended       1997 to
                                            September 30,   September 30,    September 30,    September 30,
                                            2002            2001             2000             2002
-------------------------------------------------------------------------------------------------------------

Operating Activities

Net loss for the period                     $   (137,397)   $   (893,774)    $ (1,106,470)    $   (2,401,062)
Adjustments to reconcile net loss to
  cash applied to operating activities:
  Depreciation                                     1,057           1,436              410              2,903
  Compensation expense from stock
  options                                         38,697          94,315           42,255            175,267
  Loss on sale of investments                          -               -                -             16,135
  Write-down of investments                          926          19,122           21,835            234,780
  Write-down of oil and gas interest                   -         711,633          834,396          1,546,189
  Gain on sale of oil and gas interest                 -               -                -             (6,939)
Changes in non-cash working capital:
  Accounts receivable                                (26)             26              (71)              (163)
  Accounts payable and accrued liabilities        (2,355)         (7,494)           8,940              5,163
  Due to related parties                           4,518         (13,504)          23,404             14,418
  Prepaid expenses                                 2,912           3,491           (6,403)                 -
-------------------------------------------------------------------------------------------------------------

Net cash used in operating activities            (91,668)        (84,749)        (181,704)          (413,309)
-------------------------------------------------------------------------------------------------------------

Financing Activities
Common shares issued for cash                          -               -        1,150,000          2,681,000
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities              -               -        1,150,000          2,681,000
-------------------------------------------------------------------------------------------------------------

Investing Activities
Purchase of investments                                -               -                -           (324,856)
Proceeds from sale of investments                      -               -                -             72,948
Oil and gas exploration expenditures             (11,660)       (488,317)        (369,829)        (1,835,581)
Purchase of property and equipment                     -           (101)           (5,788)            (5,889)

Net cash used in investing activities            (11,660)       (488,418)        (375,617)        (2,093,378)

Net increase (decrease) in cash
  during the year                               (103,328)       (573,167)         592,679            174,313
Cash position - Beginning of year                277,641         850,808          258,129                  -
-------------------------------------------------------------------------------------------------------------

Cash position - End of year                 $    174,313    $    277,641     $    850,808     $      174,313
=============================================================================================================

Supplemental disclosure of non-cash
  investing activities:
Purchase of investments                     $          -    $          -     $          -     $      (10,000)
=============================================================================================================

See accompanying notes to the consolidated financial statements

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
===============================================================================
For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------

                                                                  Deficit
                                                                  Accumulated
                                                     Additional   during the      Total
                                  Common Stock       Paid-in      Development     Stockholders'
                             ---------------------
                             Shares        Amount    Capital      Stage           Equity
                             -----------  --------   ----------   --------------  --------------
Balance at September 30,
  1999                       14,200,000    $   142   $ 1,530,858  $    (263,421)  $  1,267,579

Common stock issued for
  cash at $0.05 per share     5,000,000         50       249,950                       250,000
Common stock issued for
  cash at $2.25 per share       400,000          4       899,996                       900,000
Net compensation expense
  from stock options                                      42,255                        42,255
Net loss during the year                                             (1,106,470)    (1,106,470)
                             ------------------------------------------------------------------

Balance at September 30,
  2000                       19,600,000        196     2,723,059     (1,369,891)     1,353,364
Net compensation expense
  from stock options                                      94,315                        94,315
Net loss during the year                                               (893,774)      (893,774)
                             ------------------------------------------------------------------

Balance at September 30,
  2001                       19,600,000        196     2,817,374     (2,263,665)       553,905
Net compensation expense
  from stock options                                      38,697                        38,697
Net loss during the year                                               (137,397)      (137,397)
                             ------------------------------------------------------------------

Balance at September 30,
  2002                       19,600,000    $   196   $ 2,856,071  $  (2,401,062)  $    455,205
                             ==================================================================





See accompanying notes to the consolidated financial statements

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------


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

b)  Accounting Principles and Use of Estimates

    The preparation of financial statements is in conformity with generally accepted accounting principles used in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal period. Actual results may differ from those estimates.

c)  Translation of Foreign Currencies

    The Company's foreign operations through its subsidiaries are of an integrated nature and accordingly, the functional currency of the Company's foreign subsidiaries, is the United States dollar.

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------


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

    Refer to Note 5

f)  Investments

    Investments are classified as available-for-sale securities and reported at fair value, based on quoted market prices, with any unrealized losses from temporary declines or unrealized gains reported as a component of "Cumulative Comprehensive Adjustment" in stockholders' equity. Any other-than-temporary impairment requires the cost basis of the individual security to be written down to the fair value with the amount of the write-down accounted for as a realized loss and included in earnings.

    Refer to Note 6

g)  Property and equipment

    Property and equipment are recorded at cost and amortized over their useful lives as follows:

    Furniture and Office Equipment      20% to 30% Declining Balance Method
    Leasehold Improvements              20% Declining Balance Method

    Refer to Note 4

h)  Basic and diluted net loss per common share

    Basic net loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per common share is calculated by dividing the net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted net loss per common share when the effect would be anti-dilutive.

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------


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

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k) Accounting Pronouncements Recently Issued

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142,"Goodwill and Other Intangible Assets" ("SFAS 142"). For goodwill and intangible assets already on the books, SFAS 142 is effective for the fiscal years starting after December 15, 2001. SFAS 142 ends the amortization of goodwill and certain intangible assets and subsequently requires, that an impairment test be performed on such assets to determine whether the fair value has changed. Adoption of the standard has not had any impact on the financial statements of the Company.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. This standard is effective for the Company at the beginning in 2003, but earlier adoption is encouraged. Adoption of the standard has not had any impact on the financial statements of the Company.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ("SFAS No. 144"),"Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 but retains its fundamental provisions for the (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes other pronouncements, which currently do not affect the Company. SFAS No. 144 was effective for the Company beginning January 1, 2002 and has not had any impact on the financial statements of the Company.

   In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No.4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 145 amends SFAS No. 13 to require certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. Adoption of the standard has not had any impact on the financial statements of the Company.

   In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, ("SFAS No. 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of the standard has not had any impact on the financial statements of the Company.

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------

NOTE 3 - INVESTMENTS

Investments are comprised of 2,205 common shares (79,400 shares prior to a 1 for 12 share consolidation and a further 1 for 3 share consolidation) (September 30, 2001: 2,205 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (September 30, 2001: $235,773) and having a book value of $993 (September 30, 2001: $1,919) and 600,000 common shares (September 30, 2001: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (September 30, 2001: $10,000). During the fiscal year ending September 30, 2002, the Company recorded a write-down of investments of $926 (September 30, 2001: $19,122) resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings. The fair value of the investment in Trans-Orient for the fiscal year ending September 30, 2002 is $993 (September 30, 2001: $1,919) At September 30, 2002 and 2001, gross unrealized holdings gains/(losses) are $Nil.

Refer to Note 6

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

                                     As at                   As at
                                 September 30,           September 30,
                                      2002                    2001
                                 --------------          ---------------

Furniture and office equipment    $      4,832            $      4,832
Leasehold improvements                   1,057                   1,057
                                 --------------          ---------------

                                         5,889                   5,889
Accumulated depreciation                (2,903)                 (1,846)
                                 --------------          ---------------

                                  $      2,986            $      4,043
                                 ==============          ===============

NOTE 5 - OIL AND GAS INTEREST

As at September 30, 2002, the Company has a 52.5% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. The other participants in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, TAG Oil Ltd. ("TAG") (formerly "Durum Cons. Energy Corp.") (10%), Magellan Petroleum Australia Limited ("Magellan") (7.5%) and Orion Exploration Limited ("Orion") (10%).

On August 22, 2002, and further to the initial relinquishment of one-half of PEP 38256 in August of 2000, the Company and the other participants of PEP 38256 were required to relinquish a further one half of the remaining area of PEP 38256. At the time of relinquishment, the Minister of Energy in New Zealand granted a certificate of extension to the permit duration of the remaining permit area, extending the permit expiry date to August 25, 2007. In addition the participants submitted and received acceptance from the Minister of Energy in New Zealand relating to terms of a new work program for PEP 38256.

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------


NOTE 5 - OIL AND GAS INTEREST (continued)

PEP 38256 now requires the participants to complete a work program that includes the following:

       (i) Prior to February 25, 2004, reprocess 30 kilometers of existing seismic data, construct an offset stack data set from the reprocessed data and investigate the utility of seismic inversion techniques to define the presence of reservoir lithologies and pore fluids, acquire a magnetotelluric profile across the Rakaia Trough and calibrate resultant profile to nearby wells which have intersected basement, investigate the resistivity anomaly observed in the Ealing-1 well by obtaining fluid inclusion fluorescence data from cutting samples and integrate the data detailed previously into the existing geophysical and geological dataset and complete a prospect review; and
      (ii) Submit an ongoing suitable work program for the remainder of the permit term or surrender the permit.

The Company's share of expected costs relating to the work to be completed prior to February 25, 2004 is estimated to be $100,000.

At September 30, 2002, PEP 38256 is in good standing with respect to its work commitments and does not require the Company to incur minimum exploration expenditures for the 2003 fiscal year. However, the Company estimates costs of $25,000 for exploration expenditures to be incurred in the 2003 fiscal year.

Refer to Notes 6 and 7

NOTE 6 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Indo-Pacific Energy Ltd. ("Indo-Pacific"), Trans-Orient Petroleum Ltd. ("Trans-Orient"), TAG Oil Ltd ("TAG")(formerly "Durum Cons. Energy Corp."), Gondwana Energy, Ltd. ("Gondwana") and Verida Internet Corp. ("Verida").

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

    Refer to Notes 3 and 12

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

b)   Oil and Gas Interest

    During the 2001 fiscal year, the Company entered into a farm-in agreement with TAG, whereby TAG earned a 20% interest in the North Area of the permit for paying 40% of the costs of drilling and the plugging and abandoning or the setting of casing of the Arcadia-1 well and thereafter paying 20% of all costs of the joint operations ongoing in the North Area.

    During the 2001 fiscal year, the Company entered an agreement with Indo-Pacific, TAG and other joint venture partners to amend its interest in PEP 38256.

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

    Refer to Note 8

d)  Consulting Agreements

    During the 2002 fiscal year, the Company paid $650 (September 30, 2001:
    $7,879) in consulting fees to directors of the Company. During the 2002 fiscal year, the Company incurred $Nil (2001: $9,968) in consulting fees and for website services to Verida, a company having directors, officers and/or principal shareholders in common with the Company.

e)  Due to Related Parties

    At September 30, 2002 the Company owed Indo-Pacific $11,967 (September 30, 2001: $6,381) This amount is non-interest bearing and has no fixed terms of repayment.

    During the 2002 fiscal year, the Company incurred $56,532 (September 30, 2001: $58,257) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. At September 30, 2002 the Company owes DLJ $2,451 (September 30, 2001:
    $3,519).

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company participates in oil and gas exploration and development activities as joint operations with related parties and is contractually committed under agreements to complete certain exploration programs. The Company's management estimates that the total commitments under various agreements are approximately $25,000 for the balance of the 2003 fiscal year.

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

Refer to Note 12

NOTE 8 - COMMON STOCK

a)  Authorized and Issued Share Capital

    The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At September 30, 2002, there were 19,600,000 shares (September 30, 2001: 19,600,000) issued and outstanding.

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

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------


NOTE 8 - COMMON STOCK (continued)

    In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the fiscal years ended September 30, 2002 and 2001:

                                           2002                             2001
                                   -------------------------       -------------------------
                                                  Weighted                        Weighted
                                                  Average                         Average
                                   Number         Exercise          Number        Exercise
    Fixed Options                  of Shares      Price             of Shares     Price
                                   ------------   ----------       ------------   ----------

    Balance at beginning of
      year                             232,500     $ 1.53            1,017,500       $ 0.71
    Granted                                  -          -               15,000         2.00
    Expired                                  -          -            (800,000)         0.50
                                   ------------   ----------       ------------   ----------

    Outstanding and
      exercisable at end of
      year                             232,500     $ 1.53              232,500       $ 1.53
                                   ============   ==========       ============   ==========

    Weighted-average fair
    value of options granted
    during the year                               $       -     $       -
                                                 ============   ==========

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

    The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the fiscal years ending September 30, 2002 and 2001:

                                        2002                                2001                         2000
                             --------------------------   --------------------------   --------------------------
                                  As             Pro          As            Pro             As            Pro
                               Reported         Forma      Reported        Forma         Reported        Forma
                             ------------  ------------   ------------  ------------   ------------  ------------
    Net loss for the year     $ (137,397)   $ (125,105)    $ (893,774)   $ (863,814)   $(1,106,470)  $ (1,093,048)

    Basic and diluted
      loss per share             $ (0.01)      $ (0.01)       $ (0.05)      $ (0.05)       $ (0.07)       $ (0.07)


===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------

NOTE 8 - COMMON STOCK (continued)

    The following stock options are outstanding at September 30: 2002:

        Number          Price                   Expiry
     of Shares      per Share                     Date
     ----------     ----------     -------------------

       217,500          $1.50            June 20, 2005
        15,000          $2.00         October 31, 2005
     ----------

       232,500
     ==========

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

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

                                         2002          2001             2000
                                    ------------   -----------  --------------
Numerator, net loss for the period  $  (137,397)  $  (893,774)  $ (1,106,470)
                                    ------------   -----------  --------------

Denominator:
Weighted-average number of shares
  outstanding                        19,600,000    19,600,000     16,624,110
                                    ------------   -----------  --------------

Basic and diluted loss per share    $     (0.01)  $     (0.05)  $      (0.07)
                                    ============   ===========  ==============

===============================================================================
AMG OIL LTD. (Formerly Trans New Zealand Oil Company)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
===============================================================================

For the Years Ended September 30, 2002, 2001 and 2000
-------------------------------------------------------------------------------


NOTE 10 - INCOME TAXES

Statement of Financial Accounting Standards No. 109: Accounting for Income Taxes ("SFAS 109") requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The adoption of SFAS 109 had no material effect on the Company's financial statements. Pursuant to SFAS 109, the potential benefit of net operating loss carry forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

                                  September 30,   September 30,  September 30,
                                      2002            2001           2000
                                  -------------  -------------  -------------

Net operating loss carryforwards  $  (794,254)   $  (617,230)    $  (535,171)
                                  -------------  -------------  -------------

Deferred tax asset                $   270,046    $   209,958     $   181,958
Valuation allowance                  (270,046)      (209,958)       (181,958)

                                  -------------  -------------  -------------
Net deferred tax asset            $         -    $         -    $          -
                                  =============  =============  =============

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

The Company's subsidiary in New Zealand has tax losses of NZ$3,800,320 to offset future years taxable income in New Zealand. The realization of these tax loss benefits is dependent on generating sufficient taxable income and satisfying shareholder continuity requirements in accordance with New Zealand tax law.

The Company's net operating loss carryforward expires at various dates from the year 2007 to 2022.

NOTE 11 - COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the presentation of the current year.

NOTE 12 - SUBSEQUENT EVENTS

The additional 600,000 common shares of Gondwana that were to be issued upon a commercial discovery being located on PEP 38723, prior to October 30, 2002, expired as there was no discovery.

Refer to Note 6




ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE

There were no changes or disagreements with accountants for the fiscal year ended September 30, 2002.

                                     PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT

The names, municipality of residence, age and position held of the directors and executive officers of the Registrant are as follows:

Name and Municipality of          Age  Position Held
Residence
Cameron Fink                      34   President & Director
Calgary, Alberta
Canada

Mr. David Bennett(1)              56   Director & Vice-President of Exploration
Karori, Wellington
New Zealand

Arthur Evans                      71   Director
Vancouver, British Columbia
Canada

Michael Hart(1)                   54   Director
Vancouver, British Columbia
Canada

Notes:
    (1)  Member of audit committee.

All directors have a term of office expiring at the next annual general meeting of the Registrant, unless re-elected or earlier vacated in accordance with the bylaws of the Registrant. All officers have a term of office lasting until their removal or replacement by the board of directors.

Mr. Cameron Fink has been a member of the board of directors since December 1999. On February 28, 2000 Mr. Fink also became the President of the Registrant. Mr. Fink received a B.Sc. in Geophysics at the University of Alberta, graduating in 1993 with First Class Honours. After a brief summer assignment with Chevron Canada Ltd. in Calgary, Cameron returned to do a postgraduate degree at the University of Victoria. In June of 1995, he graduated with a M.Sc. in Geophysics with First Class standing and in August of 1995, Mr. Fink joined Amoco Canada Petroleum Company as an interpretation geophysicist in the exploration department, he worked primarily in the structural trapping regime of the Rocky Mountain foothills. Mr. Fink's position required that he be critically involved in the design of seismic surveys, both 2-D and 3-D, oversee the processing of the seismic data, and develop quality drillable prospects through the interpretation of these data. In the fall of 1997, Mr. Fink accepted an intra-company expatriate assignment in New Orleans, Louisiana working Amoco's offshore shelf properties in the Gulf of Mexico as an exploration/exploitation geophysicist. In September 1999 Mr. Fink left the newly merged BP Amoco group and took a position with Dominion Energy Canada Limited as a Senior Geophysicist. Mr. Fink continues to be employed with Dominion Energy Canada Limited in Calgary, Alberta, Canada.

Mr. David Bennett has been a member of the board of directors since June 1998. Mr. Bennett received a Bachelor of Arts (Natural Sciences) from Cambridge University in 1968 and a Master of Science in Exploration Geophysics from the University of Leeds in 1969. In 1973, Mr. Bennett received his doctorate in Geophysics from the Australian National University and from 1973 to 1975 conducted post-doctoral research at the University of Texas (Dallas). From 1975 to 1977, Mr. Bennett was a post-doctoral fellow and lecturer at the University of Wellington, New Zealand. From 1977 to 1982, Mr. Bennett was employed by the Department of Scientific and Industrial Research, Government of New Zealand and from 1982 to 1994 was employed as geophysicist, exploration manager and finally general manager by New Zealand Oil and Gas Ltd. Mr. Bennett was an independent consultant from 1994 to 1996 when he joined Indo-Pacific Energy Ltd. Mr. Bennett has been the president, chief executive officer and member of the board of directors of Indo-Pacific Energy Ltd. since October 1996. Since April 1997, he has also been the president and a director of Trans-Orient Petroleum Ltd. In March and April 2000 Mr. Bennett stepped down as president and director, respectively, of Trans-Orient Petroleum Ltd. In April 1997 Mr. Bennett also
became a member of the board of directors and president of TAG Oil Ltd.   In
September 1999 and April 2000 Mr. Bennett stepped down as president and director, respectively, of TAG Oil Ltd. TAG Oil Ltd. is a participating member of a joint venture that is conducting petroleum exploration within Papua New Guinea. TAG Oil Ltd. currently has no full time employees.

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

Mr. Hart became a director of the Registrant on December 15, 1999. Between September 1995 to April 1996, Mr. Hart was an employee of Balcomp Developments Ltd., a company located in Edmonton, Alberta, which provided road construction services to the pulp and paper industry. While at Balcomp Developments Ltd., Mr. Hart worked within research and development for the purpose of aiding the company to develop a new division which would provide a marketplace for the buying and selling of used construction equipment. In October of 1996, Mr. Hart went to work for, CanAfrica Mining Co. Ltd., a private mining company whose business consisted of gemstone and precious metals exploration within Kenya, South Africa and Mozambique. Mr. Hart's function at Can Africa Mining Co. Ltd. was as an assistant to the Managing Director. Mr. Hart's position with CanAfrica Mining Co. Ltd. continued until September 1997. Between September 1997 until early 1998, Mr. Hart joined Scimtar Hydrocarbon's Corp. as an investor relations officer. During the period in which Mr. Hart was employed, Scimtar Hydrocarbons Corp. was an Alberta Stock Exchange listed company whose business was oil and gas exploration primarily in the Middle East. Between March 1998 to March 1999, Mr. Hart was a partner in M. Nigro Consulting Ltd. a partnership formed for the purpose of providing investor relations services to public companies trading on the Alberta Stock Exchange. From April 1999 until present Mr. Hart has held the position of president of Hart-Byrne Enterprises Ltd. Hart-Byrne Enterprises Ltd. is a private company formed by Mr. Hart and other investors which is developing specialized products for the music industry. Mr. Hart is also president of On The Wing Productions Inc., a private company which is also developing products for the music industry. On August 11, 2000 Mr. Mark Katsumata resigned as corporate secretary and chief financial officer. Mr. Michael Hart replaced Mr. Katsumata as corporate secretary.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2002 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 10.  EXECUTIVE COMPENSATION.

Directors and Officers of the Registrant have received the following compensation for the fiscal year ending September 30, 2002:

                         Annual Compensation                Long-Term Compensation
                                                                   Awards                    Payouts
                         -----------------------------  -----------------------------------  ---------
(a)                      (b)     (c)     (d)    (e)         (f)         (g)         (h)         (i)

                                                                      Securities               All
                                               Other      Restricted  Under                   Other
                                               Compen-    Stock       Options/      LTIP      Annual
Name and                        Salary  Bonus  sation     Award(s)    SARs          Payouts   Compen-
Principal Position       Year    ($)     ($)    ($)         ($)        (#)          ($)       sation
----------------------   -----------------------------------------------------------------------------

                         2002    -       -        650       -              -         -         -
David Bennett            2001    -       -      7,879       -           60,000 (1)   -         -
Vice-President of        2000    -       -      7,175       -              -         -         -
Exploration & Director

Cameron Fink             2002    -       -        -         -              -         -         -
President & Director     2001    -       -        -         -           20,000       -         -
                         2000    -       -        -         -              -         -         -
Arthur Evans
Director                 2002    -       -        -         -              -         -         -
                         2001    -       -        -         -           15,000       -         -
                         2000    -       -        -         -              -         -         -
Michael Hart
Director & Secretary     2002    -       -        -         -              -         -         -
                         2001    -       -       326        -           15,000       -         -
                         2000    -       -        -         -              -         -         -

<F1>
(1) Of the 60,000 shares reported to be held under option, 10,000 are attributable to Mr. David Bennett's spouse Jenni Lean. The options are held within a family trust of which Mr. Bennett and Jenni Lean are beneficiaries.

The Registrant does not have any long-term incentive plans to the Named Executive Officers during the 2002 fiscal year.

There are no standard or other arrangements pursuant to which the Registrant's directors were compensated in their capacity as such during the 2002 fiscal year, nor do they receive any compensation for attending meetings of the Board of Directors or serving on committees of the Board of Directors. The Registrant may, however, determine to compensate its directors in the future. Directors are entitled to reimbursement of expenses incurred in attending meetings. In addition, the directors of the Registrant are entitled to participate in the Registrant's stock option plan. See the below description of the stock option plan in this section.

There are no compensation arrangements for employment, termination of employment or change-in-control between the Registrant and the Named Executive Officers.

The Registrant does not have a compensation committee of the board of directors established.

The Registrant established a non-qualified stock option plan, during the 2000 fiscal year,(the "Plan") for directors, officers, employees and consultants who provide services to the Registrant. 3,000,000 shares of Common Stock are reserved for issuance under the Plan. Any options issued under the Plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant.

Option /Sar Grants In The 2000 Fiscal Year

                    Number of
                    Securities    Percentage of
                    Underlying    Options granted    Exercise or  Market Price
                    Options       to Employees in    Base Price   on Date of
Name                Granted (#)   the Fiscal Year    ($/Sh)       Grant          Expiration Date
--------------------------------------------------------------------------------------------------

Cameron Fink        20,000(1)          8.6%            1.50         2.35             June 20, 2005
Mr. David Bennett   60,000(1)        25.81%            1.50         2.35             June 20, 2005
Arthur Evans        15,000(1)         6.45%            2.00         2.00          October 31, 2005
Michael Hart        15,000(1)         6.45%            1.50         2.35             June 20, 2005
--------------------------------------------------------------------------------------------------

<F1>
(1) The options granted are subject to a vesting schedule whereby 1/6 of the total granted vests every six months from the date of granting. Additionally the options carry restrictions on resale whereby a maximum of 25% of the amount vested can be resold in any 30-day period.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year- End Option Values

No stock options were exercised by any named executive officer during the 2002 fiscal year.

                                                            Number of
                                                            securities
                                                            underlying             Value of unexercised
                                                        unexercised options            in-the-money
                                                         as of December 10,          options December
                                                               2002(#)                 20, 2001(1)($)

                Shares acquired                         Exercisable/               Exercisable/
Name            on exercise (#)   Value Realized ($)    unexercisable              unexercisable
---------------------------------------------------------------------------------------------------------
Cameron Fink       nil                nil                  20,000/0                  nil/nil
David Bennett      nil                nil                  60,000/0(2)               nil/nil
Arthur Evans       nil                nil                  15,000/0                  nil/nil
Michael Hart       nil                nil                  15,000/0                  nil/nil
---------------------------------------------------------------------------------------------------------

<F1>
(1) Based on a December 20, 2000 closing price of $0.15 per share.
<F2>
(2) Of the 60,000 shares exercisable, 50,000 shares are attributable to the option granted to Mr. David Bennett while 10,000 are attributable to an option granted to his spouse Jennie Lean.

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

As of December 10, 2002, the Registrant had an authorized share capital of 100,000,000 shares of Common Stock with a par value of $0.00001 per share, of which 19,600,000 shares were issued and outstanding.

The following table sets forth, as of December 10, 2002, the beneficial shareholdings of persons or entities holding five per cent or more of the Registrant's common stock, each director individually, and each named executive officer and all directors and officers of the Registrant as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.



Name and Address                  Amount and Nature
of Beneficial Owner               of Beneficial Ownership   Position          Percent of Class
Cameron Fink
#30, 4810-40th Ave,
SWCalgary, Alberta,
T3E1E5                               20,000(1)               President
                                                             and Director      0.10%

Michael Hart
3331 Beach Avenue
Roberts Creek, BC
V0N 2W0                              15,000(1)               Director          0.08%

Arthur Evans
Suite 403-2008 Fullerton Ave.
Vancouver, BC
V7P 3G7                              15,000(1)               Director          0.08%

David Bennett
736 Makara Rd,
PO Box 17-217
Karori, Wellington, NZ               60,000 shares(2)        Director          0.31%

All officers and directors
as a group                          110,000                                    0.56%

Trans-Orient Petroleum Ltd.
887 Helmcken Street,
Vancouver, British Columbia
V6Z 1B1                          13,200,000 shares(3)                            54%

Alex Guidi
1408-1050 Burrard St
Vancouver BC V6Z 2S3              4,477,500 shares                            22.84%

<F1>
(1) These shares represent Common Stock that may be acquired within the next 60 days under a stock option held by the individual.
<F2>
(2) These shares represent Common Stock that may be acquired within the next 60 days under a stock option held by the individual and his spouse.
<F3>
(3) Of the 13,200,000 shares of Common Stock reported, 5,000,000 shares are attributable to shares of Common Stock issuable under warrants within the next 60 days. Trans-Orient Petroleum Ltd. is a publicly owned company with a registered office in Vancouver, British Columbia. Mr. Alex Guidi, is the President, a member of the board of directors and the largest shareholder of Trans-Orient Petroleum Ltd.

Changes in Control of the Registrant

As at December 10, 2002, Trans-Orient Petroleum Ltd. owns 8,200,000, or approximately 42%, of the issued and outstanding shares of Common Stock and has the right to acquire a further 5,000,000 shares of Common Stock through the exercise of fully vested options and warrants. Upon full exercise of these options and warrants and assuming no other issuances by the Registrant to other parties, Trans-Orient Petroleum Ltd. can increase its ownership to 54% of the Registrant and thereby effectively control the Registrant. Trans-Orient Petroleum Ltd. is a Yukon incorporated, publicly-traded company with its head office located in Vancouver, BC, Canada.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS

The following transactions are reported as transactions between the Registrant and a related party for the last two years prior:

During the 2001 fiscal year, as approved by the Minister of Energy of New Zealand, the Registrant, Magellan, and TAG Oil Ltd. ("TAG") reorganized their equity interests in PEP 38256 to streamline permit operations. Under the new terms, the north and south beneficial acreages were combined into one. Transactions relating to PEP 38256 were subject to the approval by non-related joint venture partners of each respective transaction involved in the Permit and are in accordance with industry practice.

During the fiscal year the Registrant incurred $56,532 (2001 fiscal year:
$58,257) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company for administrative and accounting services. The transaction constitutes a related party transaction because Trans-Orient Petroleum Ltd. is an affiliate of the Registrant through it ownership of 8,200,000 shares of Common Stock (representing 41.8% of the Registrant's issued and outstanding shares of Common Stock). In addition, Trans-Orient Petroleum Ltd. has warrants to acquire up to 5,000,000 more shares of Common Stock. Additionally, Mr. Alex Guidi, an affiliate of the Registrant, is also the former President and a former member of the board of directors of Trans-Orient Petroleum Ltd. Mr. Guidi was a controlling shareholder of the Registrant (see PART III ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT) and was also a controlling shareholder of Trans-Orient Petroleum Ltd. owning 1,194,484 common shares of Trans-Orient and further options to acquire 55,556 common shares of Trans-Orient.


During the 2002 fiscal year, the Registrant paid Triad Creative Inc. a total of Nil (2001: fiscal year: $9,968) for web design and corporate materials design. Triad Creative Inc. is a marketing and design company which is a wholly-owned subsidiary of Verida Internet Corp.
The transaction constitutes a related party transaction because Mr. Alex Guidi, an affiliate of the Registrant is also affiliated to Verida. Verida however, is no longer an operating company.

Investments for the 2002 fiscal year consist of common shares of Trans-Orient and Gondwana. During the 1998 fiscal year, the Company sold its 20% participating interest in Petroleum Exploration Permit 38723 ("PEP 38723") to Gondwana in exchange for 600,000 common shares of Gondwana at a deemed value of $0.01667 per share. If a commercial discovery is located in PEP 38723 before October 30, 2002, an additional 600,000 common shares of Gondwana will be issued to the Company. The additional 600,000 common shares of Gondwana that were to be issued upon a commercial discovery being located on PEP 38723, prior to October 30, 2002, expired as there was no discovery.

During the 2002 fiscal year, the Company paid $650 (September 30, 2001: $7,879) in consulting fees to directors of the Company.

At September 30, 2002 the Company owed Indo-Pacific $11,967 (September 30, 2001: $6,381) This amount is non-interest bearing and has no fixed terms of repayment.

Transactions such as cash paid to Triad Creative Inc. to design the Registrant's web site and produce corporate materials closely resembled the amounts that it would have cost the Registrant to receive from other unaffiliated parties. Payments made to DLJ were on a cost basis with no mark-up, based on time spent by the employees of DLJ providing accounting and administrative services for the Registrant. The Registrant believes that it would have had to pay more for these services if it had sought such services from unaffiliated third-parties.

CONTROL BY TRANS-ORIENT PETROLEUM LTD.

As at December 10, 2002 Trans-Orient Petroleum Ltd. owns 8,200,000, approximately 42% of the issued and outstanding shares of Common Stock and has the right to acquire a further 5,000,000 shares of the Registrant through the exercise of warrants. Upon full exercise of these warrants and assuming no other issuances by the Registrant to other parties, Trans-Orient Petroleum Ltd. can increase its ownership to 54% of the Registrant. Trans-Orient Petroleum Ltd. is a Yukon incorporated, publicly-traded company with its head office located in Vancouver, BC, Canada.

TRANSACTIONS WITH MR. GUIDI

In addition to his former position in the management of the Registrant, Mr. Alex Guidi is the promoter of the Registrant. During the previous five-year period Mr. Guidi received directly or indirectly, from the Registrant the following:

On April 2, 1997, Pacific Reach Management Ltd., a private company wholly-owned by Alex Guidi, was issued 195,000 shares of Common Stock at a price of $0.10 per share under Rule 504 of Regulation D, promulgated pursuant to the Securities Act, for total proceeds paid by Pacific Reach Management Ltd. of $19,500.

On August 11, 1997, International Resource Management Corporation (formerly 437577 B.C. Ltd.), a private company wholly-owned by Alex Guidi, was issued 3,000,000 shares of Common Stock at a price of $0.01 per share under Rule 903(b)(3) of Regulation S, for total proceeds paid by International Resource Management Corporation of $30,000.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits required by Item 601 of Regulation S-B are filed herewith:

Exhibit
Number  Description
3.1    (1)  Articles of Incorporation, as filed February 20, 1997
3.2    (1)  Bylaws
3.3    (1)  Articles of Amendment to the Articles of
            Incorporation, as filed on July 27, 1998
10.9   (7)  Deed of Assignment and Assumption for PEP 38256, dated May 2001
16     (6)  Change of Accountants Letter
99.1   (1)  PEP 38256 Option Agreement dated June 25, 1998
99.2   (1)  Amending Agreement #1, Amendment #2 and Amendment Agreement #3 to
            PEP 38256 Option Agreement dated December 3, 1998, October 26, 1999 and February 23, 2000.
99.3   (1)  PEP 38256 Joint Operating Agreement
99.4   (1)  AMG Oil Ltd. 2000 Stock Option Plan
99.5   (2)  Amended Permit Terms to PEP 38256
99.6   (3)  Farmout Agreement with Orion Exploration Limited
99.7   (4)  Farmout Agreement with Magellan Petroleum Australia Ltd.
99.8   (5)  Farmout Agreement with Durum Cons. Energy Ltd.
99.9   (8)  Change of permit - PEP 38256
99.9.1 (8)  Map - PEP 38256
                99.10 Certification of President Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                99.11 Certification of Secretary and Treasurer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(1)  Previously filed as an exhibit to Form 10-SB, filed on March 24, 2000
(2)  Previously filed as an exhibit to Form 8-K, filed on October 18, 2000.
(3)  Previously filed as an exhibit to Form 8-K, filed on October 24, 2000.
(4)  Previously filed as an exhibit to Form 8-K filed on November 7, 2000.
(5)  Previously filed as an exhibit to Form 8-K filed on December 5, 2000.
(6)  Previously filed as an exhibit to Form 10K-SB, filed on December 22, 2000.
(7)  Previously filed as an exhibit to Form 8-K, filed on December 19, 2001.
(8)  Previously filed as an exhibit to Form 8-K, filed on September 25, 2002

(b) On September 26, 2002, the Registrant filed a Current Report on Form 8-K, stating, under "Item 5. Other Events and Regulation FD Disclosure," that on August 22, 2002, the Ministry of Economic Development of the government of New Zealand accepted and approved a work program on PEP 38256, the sole permit of the Registrant. The approval will maintain the permit in good standing for the first 18 months of the second five year term of the permit, until February 25, 2004.

ITEM 14.  CONTROL AND PROCEEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a - 14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our President and our Secretary and Treasurer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our President and our Secretary and Treasurer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMG OIL LTD.
                                        (Registrant)


    Date: December 20, 2002      By:  /s/ Cameron Fink
                                      ----------------------
                                      Cameron Fink, President

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name            Title                           Date

/s/ Cameron Fink
-----------------
Cameron Fink           President and Director          December 20, 2002

/s/ Michael Hart
-----------------
Michael Hart           Director, Secretary
                       and Treasurer                   December 20, 2002

/s/ David Bennett
-----------------
David Bennett          Director & Vice-President
                       of Exploration                  December 20, 2002

/s/ Arthur Evans
-----------------
Arthur Evans           Director                        December 20, 2002

                                 Certification

I, Cameron Fink, Chief Executive Officer of AMG Oil Ltd., certify that:

1. I have reviewed this annual report on Form 10-KSB of AMG Oil Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: December 20, 2002       By:  /s/ Cameron Fink
                                   -----------------------
                                   Cameron Fink, President

                                 Certification

I, Michael Hart, Secretary and Treasurer of AMG Oil Ltd., certify that:

1. I have reviewed this annual report on Form 10-KSB of AMG Oil Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: December 20, 2002       By:  /s/ Michael Hart
                                   -----------------------
                                   Michael Hart, Secretary and Treasurer

                                 EXHIBIT 99.10

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
               TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AMG Oil Ltd. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cameron Fink, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

DATE: December 20, 2002       By:  /s/ Cameron Fink
                                   -----------------------
                                   Cameron Fink, President

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
               TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of AMG Oil Ltd. (the "Company") on Form 10-KSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Hart, Secretary and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

DATE: December 20, 2002       By:  /s/ Michael Hart
                                   -----------------------
                                   Michael Hart, Secretary and Treasurer