Form 10QSB
period 2002-12-31
AMG OIL LTD
filed 2003-02-14
CIK 1109504

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                         Suite 1400, 700 - 4th Avenue,
                              Calgary, AB, T2P-3J4
                    (Address of Principal Executive Offices)
                                 (604) 682-6496
                (Issuer's Telephone Number, including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share:
                19,600,000 outstanding as of February 14, 2003.

   Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

------------------------------------------------------------------------------------------------------
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets
------------------------------------------------------------------------------------------------------

                                                  December 31,           December 31,           September 30,
                                                  2002                   2001                   2002
                                                  (Unaudited - Prepared  (Unaudited - Prepared  (Audited)
                                                  by Management)         by Management)

Assets
Current
Cash                                              $  153,200              $   265,194           $    174,313
Accounts receivable                                      163                      285                    163
Prepaid expenses                                           -                      960                      -
------------------------------------------------------------------------------------------------------------
                                                     153,363                  266,439                174,476

Investments                                           10,993                   10,993                 10,993
Property and equipment                                 2,793                    3,779                  2,986
Oil and gas interest                                 286,331                  274,671                286,331
------------------------------------------------------------------------------------------------------------
Total Assets                                      $  453,480               $  555,882           $    474,786
============================================================================================================

Liabilities
Current
Accounts payable and accrued liabilities          $    5,938               $   6,730            $      5,163
Due to related parties                                14,832                  25,967                  14,418
------------------------------------------------------------------------------------------------------------
Total Liabilities                                     20,770                  32,697                  19,581
------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at December 31,
  2002: 19,600,000 shares
  2001: 19,600,000 shares                                196                     196                     196
Additional paid-in capital                         2,861,105               2,832,222               2,856,071
Deficit accumulated during the development stage  (2,428,591)             (2,309,233)             (2,401,062)
------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                           432,710                 523,185                 455,205
------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $  453,480             $   555,882             $   474,786
============================================================================================================


See accompanying notes to the consolidated financial statements

-------------------------------------------------------------------------------------
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)
-------------------------------------------------------------------------------------

                                                                        Cumulative
                                                                        from Inception
                                           Three Months    Three Months  on February 20,
                                           Ended           Ended         1997 to
                                           December 31,    December 31,  December 31,
                                           2002            2001          2002
Expenses

General and administrative                 $     28,099    $  46,039     $     701,282
Loss on sale of investment                            -            -            16,135
Write-down of investment                              -          926           234,780
Write-down of oil and gas interest                    -            -         1,546,189
---------------------------------------------------------------------------------------
                                                 28,099        46,965        2,498,386
---------------------------------------------------------------------------------------
Other Income

Interest income                                     570         1,397           62,856
Gain on sale of oil and gas interest                  -             -            6,939
---------------------------------------------------------------------------------------
                                                    570         1,397           69,795
---------------------------------------------------------------------------------------
Net loss for the period                    $    (27,529)   $  (45,568)   $  (2,428,591)
=======================================================================================
Basic and diluted loss
  per share                                $      (0.00)   $    (0.00)   $       (0.12)
=======================================================================================

See accompanying notes to the consolidated financial statements

-------------------------------------------------------------------------------------
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Cash Flows
(Unaudited - Prepared by Management)
-------------------------------------------------------------------------------------
                                                                        Cumulative
                                                                        from Inception
                                            Three Months  Three Months  on February 20,
                                            Ended         Ended         1997 to
                                            December 31,  December 31,  December 31,
                                            2002          2001          2002
Operating Activities

Net loss for the period                     $   (27,529)  $   (45,568)  $   (2,428,591)
Adjustments to reconcile net loss to
  cash applied to operating activities:
  Depreciation                                      193           264            3,096
  Compensation expense from stock options         5,034        14,848          180,301
  Loss on sale of investments                         -             -           16,135
  Write-down of investments                           -           926          234,780
  Write-down of oil and gas interest                  -             -        1,546,189
  Gain on sale of oil and gas interest                -             -           (6,939)
Changes in non-cash working capital:
  Accounts receivable                                 -          (148)            (163)
  Accounts payable and accrued liabilities          775          (788)           5,938
Due to related parties                              414        16,067           14,832
Prepaid expenses                                      -         1,952                -
---------------------------------------------------------------------------------------
Net cash provided by (used in)
    operating activities                        (21,113)      (12,447)        (434,422)
---------------------------------------------------------------------------------------
Financing Activity
Common shares issued for cash                         -             -        2,681,000
---------------------------------------------------------------------------------------
Net cash provided by financing activities             -             -        2,681,000
---------------------------------------------------------------------------------------
Investing Activities
Purchase of investments                               -             -         (324,856)
Proceeds from sale of investments                     -             -           72,948
Oil and gas exploration expenditures                  -             -       (1,835,581)
Purchase of property and equipment                    -             -           (5,889)
---------------------------------------------------------------------------------------
Net cash used in investing activities                 -             -       (2,093,378)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash
   during the period                            (21,113)      (12,447)         153,200
Cash position - Beginning of period             174,313       277,641                -
---------------------------------------------------------------------------------------
Cash position - End of period               $   153,200   $   265,194   $      153,200
   Supplemental disclosure of
  non-cash investing activities:
  Purchase of investments                   $         -   $         -   $      (10,000)
=======================================================================================

  See accompanying notes to the consolidated financial statements

------------------------------------------------------------------------------------------------------
AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
------------------------------------------------------------------------------------------------------
For the Three Months Ended December 31, 2002
------------------------------------------------------------------------------------------------------
                                                                        Deficit
                                                                        Accumulated
                                                          Additional    During the       Total
                                 Common Stock             Paid-in       Development      Stockholders'
                                 Shares      Amount       Capital       Stage            Equity
Balance at September 30, 2002    19,600,000  $   196      $ 2,856,071   $   (2,401,062)  $   455,205

Net compensation expense
  from stock options                                            5,034                          5,034
Net loss during the period                                                     (27,529)      (27,529)
------------------------------------------------------------------------------------------------------
Balance at December 31, 2002     19,600,00 0 $   196      $ 2,861,105   $  (2,428,591)   $   432,710
======================================================================================================

See accompanying notes to the consolidated financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)

For the Three Months Ended December 31, 2002 and 2001

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

Refer to Note 6

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2002 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

Investments are comprised of 2,205 common shares (2001: 2,205 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (2001:
$235,773) and having a fair value of $993 (2001: $993) and 600,000 common shares (2001: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (2001: $10,000).

Refer to Note 5

NOTE 4 - OIL AND GAS INTEREST

As at December 31, 2002, the Company has a 52.5% participating interest in Petroleum Exploration Permit 38256 ("PEP 38256"), which was granted on August 25, 1997. PEP 38256 is located in New Zealand and provides for the exclusive right to explore for petroleum for an initial term of five years, renewable for an additional five years. One-half of the original area was relinquished on August 25, 2000, and a further one half of the remaining area was relinquished upon renewal of PEP 38256, by August 25, 2002. The other participant's in PEP 38256 are Indo-Pacific Energy Ltd. ("Indo-Pacific") (20%), as the operator, TAG Oil Ltd. ("TAG") (formerly "Durum Cons. Energy Corp.") (10%), Magellan Petroleum Australia Limited (7.5%) and Orion Exploration Limited (10%).

As of the three month period ended December 31, 2002, the Company has spent $Nil on permit maintenance and seismic reprocessing activities in PEP 38256. The permit is in good standing with respect to its work commitments. The Company's share of the committed work program for the balance of the 2003 fiscal year requires an estimated $52,500 of exploration expenditures to be incurred.

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

Refer to Note 3

b) Consulting Agreements During the three months ended December 31, 2002, the Company paid $477 (2001: $68) in consulting fees to directors of the Company. During the three months ended December 31, 2002, the Company incurred $Nil (2001: $9,968) in consulting fees and for website services to a company having directors, officers and/or principal shareholders in common with the Company.

c) Due to Related Parties At December 31, 2002 the Company owed $14,832 (2001: $25,967) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non- interest bearing and has no fixed terms of repayment.

d) Other During the three months ended December 31, 2002, the Company incurred $8,861 (2001: $24,254) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. Of the $8,861 incurred to date, $2,865 is owed to DLJ at December 31, 2002.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company participates in oil and gas exploration and development activities as a joint venturer with related parties and is contractually committed under agreements to complete certain exploration programs. The Company's management estimates that the total commitments under various agreements are approximately $52,500.

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

NOTE 7 - COMMON STOCK

a)      Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At December 31, 2002, there were 19,600,000 shares (September 30, 2002: 19,600,000 shares) issued and outstanding.

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

Under SFAS 123, there have been no changes in the Company's stock options for the periods ended December 31, 2002 and 2001. There are 232,500 shares that can be acquired at a weighted average price of $1.53 per share.

NOTE 7 - COMMON STOCK (continued)

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the quarters ending December 31, 2002 and 2001:


                                         2002                    2001
                                   --------------------  --------------------
                                   As         Pro        As         Pro
                                   Reported   Forma      Reported   Forma
                                   --------------------  --------------------

Net loss for the period            $ (27,529) $ (25,930) $ (45,568) $ (40,853)
Basic and diluted loss per share   $ (0.00)   $ (0.00)   $ (0.00)   $ (0.00)
                                   ====================  ====================

The following stock options are outstanding at December 31, 2002:

                                Number      Price       Expiry
                                Of Shares   per Share   Date

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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended December 31, 2002 and 2001.


For the Three Months Ended December 31, 2002 and 2001

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

                                              2002           2001
                                         -----------   ------------
Numerator, net loss for the period       $  (27,529)   $   (45,568)
                                         -----------   ------------
Denominator:

Weighted-average number of shares
  outstanding                             19,600,000     19,600,000
                                         -----------   ------------
Basic and diluted loss per share            $  (0.00)      $  (0.00)
                                         ===========   ============
NOTE 9 - INCOME TAXES

There are no income taxes payable by the Company. At December 31, 2002 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

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

There can be no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. Our activities to date have consisted primarily of efforts to raise funds, acquire an interest in our sole Permit, conduct preliminary seismic and geological studies over the Permit and participate in drilling the Ealing-1 and Arcadia -1 exploration wells in the fall of 2000. Neither of the exploration wells resulted in hydrocarbon discoveries, and the wells were subsequently abandoned. As currently structured, we propose to derive all of our revenue from a discovery of commercial quantities of hydrocarbons in PEP 38256. By drilling the two exploration wells, our company and our joint venture partners have met all the Permit work obligations required for the initial five-year term, or to August 25, 2002. A work program which maintains the permit in good standing for the first 18 months of the second five year term of the permit (i.e., until February 25, 2004) has been accepted and approved by the Ministry of Economic Development. This program consists of reprocessing of 30 km of existing seismic data, acquisition of magnetotelluric data in the vicinity of the Rakaia Trough and fluid inclusion analysis on cuttings samples from the Ealing-1 well. All parties to the PEP 38256 joint venture, including the Registrant, have committed to carry out this work within the specified period. These work items are budgeted to cost no more than $100,000 (Registrant 52.5% share). Following a 50% surrender of acreage, the retained area of PEP 38256 throughout the second five year term commencing August 25, 2002 amounts to 2,794 sq km (690,000 acres), including the Rakaia Trough. The Registrant and its partners will be required, prior to February 2004, to complete this program of work and put forward for consideration by the Ministry of Economic Development a proposed program of work for the remainder of the second five year term following February 25, 2004, else relinquish the permit at that time. This future program of work would most probably include additional seismic acquisition, leading to commitment to drilling a well. There can be no assurance that the Registrant would be able to meet the financial obligations of such seismic acquisition and drilling obligations; and, therefore, that the Registrant would be able to participate in future drilling.

A holder may also apply for an extension of time with respect to any of the second schedule requirements, but the Minister of Economic Development will generally only consider delays related to local government environmental reviews and insurmountable logistics problems, such as the non- availability of a suitable rig to drill at the required time.

Employees and Consultants

We are in the start up phase with respect to our business and none of our executive officers are bound by employment agreements. Mr. Cameron Fink (President) and Mr. David Bennett (Vice-President of Exploration) devote less than 20% of their time to our business. We do not have any employees. Indo-Pacific Energy Ltd., as the operator of the Permit and of which Mr. Bennett is the President and CEO, conducts exploration activities on PEP 38256 on behalf of the joint venture. As the operator incurs expenses on the Permit, the operator submits cash calls on a periodic basis to our company. The dollar value of the cash call is based upon our respective percentage interests in PEP 38256. All geological, exploration and technical services are provided by consultants, through the joint venture. We also receive corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Ltd. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis and has devoted less than 25% of their time to matters related to our business. DLJ Management Corp. bills monthly for its services on a cost recovery basis for labor and rent, office costs, and employee benefits. On January 23, 2003, Mr. David Bennett resigned from his position as Vice-President of Exploration and as a Director. The Company will continue its exploration operations in New Zealand, working closely with Mr. Bennett and related company Indo-Pacific.

Office and Properties

We have a 200 square foot head office space, on a rent- free basis, located at Suite 1400, 700 - 4th Avenue, Calgary, Alberta, Canada, from which our President conducts business on behalf of our Company. We may likely commence paying rent on this facility in the near future. Our company also shares office space with two other companies located at 887 Helmcken Street, Vancouver, British Columbia, Canada. Our company pays monthly rent in the amount of CDN$1,000 to TAG Oil Ltd. (formerly "Durum Cons. Energy Corp.") for use of the space. The Permit operator conducts business on our behalf in a 4000 square foot operations office in Wellington, New Zealand. This office space is shared with the operator of PEP 38256, Indo-Pacific Energy Ltd. and two other exploration companies. The operator bills us monthly for the facility on the basis of actual hours worked for Permit related activities.

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

PEP 38256 is located in the Canterbury Basin on the South Island of New Zealand. The Canterbury Basin is located both onshore and offshore in the area surrounding the city of Christchurch. The total area of the Canterbury Basin is approximately twelve million acres. The permit area is situated in the onshore area surrounding Christchurch. The initial permit term is five years from August 25, 1997, but a minimum of 50% was required to be relinquished within three years. On August 25, 2000 the participants in PEP 38256 relinquished back to the government of New Zealand 50% of the PEP 38256 permit area that was considered to be of lesser potential. Subsequent to the relinquishment, PEP 38256 covered an area of approximately 1.3 million acres, and contained all the prospects and exploration leads so far identified by our company and its joint venture partners at that time. The participants relinquished a further 50% of the remaining area of the permit upon the permit's renewal for its second 5-year term on August 25, 2002. PEP 38256 now covers approximately 690,000 acres, including the Rakaia Trough.

The Permit is in good standing with the New Zealand Government and requires the participants of PEP 38256 to carry out the work program described above by February 25, 2004. We currently estimate that our share of expenditures to keep the permit in good standing for the balance of the 2002 fiscal year requires approximately $52,500 to be incurred.

Results of Operations

During the first three months of the current fiscal year, our activities related to the Permit were minimal as we planned the upcoming requirements for the recently approved work program and continued evaluating the results of the exploration activities undertaken in the 2000 and 2001 fiscal year.

We did not generate any revenues from operations during the three months ended December 31, 2002, or during the comparable period. Our sole revenue during the period was $570 in interest income earned on surplus cash balances, compared to $1,397 for the three months ended December 31, 2001. Our total general and administrative expenses for the three months ended December 31, 2002 were $28,099 compared to $46,039 for the comparable period. $5,034 of the total expenses was amortization of deferred compensation related to our stock option plan versus $14,848 in the comparable period. Salaries were $5,835 compared to $7,457 for the three months ended December 31, 2001 and professional fees were $8,403, versus $16,099 last year. The balance of our general and administrative costs for the three months ended December 31, 2002 consisted of office expenses of $1,432, rent expense of $2,475, telephone expenses of $1,857, filing fees of $1,754, a Director's fee of $477 and other expenses such as shareholder relations, foreign exchange, travel and related costs and amortization of capital assets totaling $832.

During the three months ended December 31, 2002, there were no write-downs required of our investment in Trans-Orient Petroleum Ltd. For the comparable period last year the Company wrote- down, to market value, the investment in Trans-Orient by $926. There was limited activity consisting of for the first quarter of the 2003 fiscal year. As a result, the company's expenditure for the three months ended December 31, 2002 was Nil.

As a result of these transactions noted above, we incurred a loss of $27,529 or $0.00 per share for the first quarter of the 2003 fiscal year, compared to $45,568 or $0.00 per share for the same period last year.

Liquidity and Capital Resources

During the three months ended December 31, 2002 and 2001, we did not have any financing or investing activities. However the Company expects to spend approximately $52,500 in investing activities within the next 12 months.

At December 31, 2002 our current assets totaled $153,363 compared to $174,476 at the beginning of the fiscal year, or $266,439 for the comparable period at December 31, 2001. Our current assets consisted of $153,200 in cash and $163 in accounts receivables. Our current liabilities at December 31, 2002 were $20,770, of which $14,832 was due to related parties for Permit related costs and administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

Recent accounting pronouncements

        In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company has adopted the provisions of this standard effective April 1, 2002 and, accordingly, has recorded the gain from early extinguishment of debt as discussed in Note 8 to the financial statements as ordinary income.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

Item 3.  Controls and Procedures.

        Cameron Fink, our Principal Executive Officer and Michael Hart, our Principal Financial Officer have established and are currently maintaining disclosure controls and procedures for us. The disclosure controls and procedures have been designed to ensure that material information relating to us is made known to them as soon as it is known by others within our organization.

        Our Principal Executive Officer and Principal Financial Officer conduct an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Exhibit Description Page No

None

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of February, 2003.

AMG OIL LTD. (Registrant)

BY:

                                 ______________________________________
                                 Cameron Fink, President and  Chief
                                 Executive Officer,

BY:

                                 ______________________________________
                                 Michael Hart,  Chief Financial Officer

                                 CERTIFICATION

        I, Cameron Fink, certify that:
1.       I have reviewed this quarterly report on Form 10-QSB of AMG Oil Ltd.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
period in which this quarterly report is being prepared; b)     evaluated the
effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and c)      presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's
auditors any material weaknesses in internal controls; and b)   any fraud,
whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated this 11th day of February, 2003.

                              _______________________________________________
                              Cameron, Principal Executive Officer

                                 CERTIFICATION
        I, Michael Hart, certify that:
1.         I have reviewed this quarterly report on Form 10-QSB of AMG Oil Ltd.;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the
period in which this quarterly report is being prepared; b)     evaluated the
effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and c)      presented in this quarterly report our
conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's
auditors any material weaknesses in internal controls; and b)   any fraud,
whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Dated this 11th day of February, 2003.

                   _______________________________________________
                   Michael Hart, Principal Financial Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of AMG Oil Ltd. (the "Company") on Form 10- QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Cameron Fink, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        Dated this 11th day of February, 2002.

                      ________________________________________
                      Cameron Fink Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. Section 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of AMG Oil Ltd. (the "Company") on Form 10- QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Michael Hart, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        Dated this 11th day of February, 2002.

                       _______________________________________________
                       Michael Hart Chief Financial Officer