Form 10QSB
period 2003-03-31
AMG OIL LTD
filed 2003-05-15
CIK 1109504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-30087

AMG OIL LTD.

(Exact name of registrant as specified in its charter)

Nevada	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

887 Helmcken Street,Vancouver, B.C.      V6Z 1B1

(Address of principal executive offices)                (Zip Code)

Registrant’s telephone number, including area code:    (604) 682-6496

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 16,600,000 outstanding as of May 12, 2003.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Balance Sheets

March 31,	March 31,	September 30,
2003	2002	2002
(Unaudited - Prepared	(Unaudited - Prepared	(Audited)
by Management)	by Management)
Assets
Current
Cash	$ 74,788	$ 207,772	$ 174,313
Accounts receivable	58	190	163
Prepaid expenses	-	2,861	-

	74,846	210,823	174,476

Loan receivable	30,000	-	-
Investments	10,993	10,993	10,993
Property and equipment	2,600	3,514	2,986
Oil and gas interest	1	285,714	286,331

Total Assets	$ 118,440	$ 511,044	$ 474,786

Liabilities
Current
Accounts payable and accrued liabilities	$ 871	$ 9,060	$ 5,163
Due to related parties	21,714	9,609	14,418

Total Liabilities	22,585	18,669	19,581

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at March 31,
2003: 16,600,000 shares
2002: 19,600,000 shares	166	196	196
Additional paid-in capital	2,835,709	2,841,621	2,856,071
Deficit accumulated during the development stage	(2,740,020)	(2,349,442)	(2,401,062)

Total Stockholders' Equity	95,855	492,375	455,205

Total Liabilities and Stockholders' Equity	$ 118,440	$ 511,044	$ 474,786

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Operations (Unaudited - Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Six Months	Six Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002	2003

Expenses

General and administrative	$ 25,470	$ 41,146	$ 53,569	$ 87,185	$ 726,752
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	926	234,780
Write-down of oil and gas interest	286,330	-	286,330	-	1,832,519

	311,880	41,146	339,899	88,111	2,810,186

Other Income

Interest income	371	937	941	2,334	63,227
Gain on sale of oil and gas interest	-	-	-	-	6,939

	$ 371	$ 937	$ 941	$ 2,334	$ 70,166

Net loss for the period	$ (311,429)	$ (40,209)	$ (338,958)	$ (85,777)	$ (2,740,020)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.14)

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Cash Flows (Unaudited - Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Six Months	Six Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002	2003

Operating Activities
Net loss for the period	$ (311,429)	$ (40,209)	$ (338,958)	$ (85,777)	$ (2,740,020)
Adjustments to reconcile net loss to cash applied to operating activities:
Depreciation	193	265	386	529	3,289
Compensation expense from stock options	4,574	9,399	9,608	24,247	184,875
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	926	234,780
Write-down of oil and gas interest	286,330	-	286,330	-	1,832,519
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Changes in non-cash working capital:
Accounts receivable	105	95	105	(53)	(58)
Accounts payable and accrued liabilities	(5,067)	2,330	(4,292)	1,542	871
Due to related parties	7,296	(16,358)	7,296	(291)	21,714
Prepaid expenses	(414)	(1,901)	-	51	-

Net cash used in operating activities	(18,412)	(46,379)	(39,525)	(58,826)	(452,834)

Financing Activities
Issuance (cancellation) of common stock	(30,000)	-	(30,000)	-	2,651,000

Net cash provided (used by) financing activities	(30,000)	-	(30,000)	-	2,651,000

Investing Activities
Loan receivable	(30,000)	-	(30,000)	-	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	-	72,948
Oil and gas exploration expenditures	-	(11,043)	-	(11,043)	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)

Net cash used in investing activities	(30,000)	(11,043)	(30,000)	(11,043)	(2,123,378)

Net increase (decrease) in cash during the period	(78,412)	(57,422)	(99,525)	(69,869)	74,788
Cash position - Beginning of Period	153,200	265,194	174,313	277,641	-

Cash position - End of period	$ 74,788	$ 207,772	$ 74,788	$ 207,772	$ 74,788

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Changes in Stockholders Equity (Unaudited - Prepared by Management)

For the Six Months Ended March 31, 2003

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'

	Shares	Amount	Capital	Stage	Equity

Balance at September 30, 2002	19,600,000	$ 196	$ 2,856,071	$ (2,401,062)	$ 455,205

Cancellation of previously issued common stock	(3,000,000)	(30)	(29,970)		(30,000)
Net compensation expense from stock options			9,608		9,608
Net loss during the period				(338,958)	(338,958)

Balance at March 31, 2003	16,600,000	$ 166	$ 2,835,709	$ (2,740,020)	$ 95,855

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Consolidated Interim Financial Statements (Unaudited - Prepared by Management)

For the Six Months Ended March 31, 2003 and 2002

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company was incorporated under the laws of the State of Nevada as Trans New Zealand Oil Company on February 20, 1997. The Company's name was subsequently changed to AMG Oil Ltd. on July 27, 1998. The business of the Company during the period is the acquisition and exploration of oil and gas interests.

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

Refer to Note 7 and 11

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2002 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Refer to Note 11

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Consolidated Interim Financial Statements (Unaudited - Prepared by Management)

For the Six Months Ended March 31, 2003 and 2002

NOTE 3 - INVESTMENTS

Investments are comprised of 2,205 common shares (2002: 2,205 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (2002: $235,773) and having a fair value of $993 (2002: $993) and 600,000 common shares (2002: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (2002: $10,000).

Refer to Note 6

NOTE 4 - LOAN RECEIVABLE

During the six-month period ended March 31, 2003, the Company entered into a $30,000 loan agreement with The Innes Group, Inc. ("Innes"), a private California based company. The loan receivable is to be used as an initial payment against the acquisition price of Touchpoint Metrics, an asset owned solely by Innes, if an asset-purchase agreement can be completed by June 7, 2003. In the event that an asset purchase agreement is not negotiated by June 7, 2003, the loan will be converted to a promissory note bearing interest at a rate of 5% per year starting March 1, 2004, payable monthly over three years until the principal is paid in full.

NOTE 5 - OIL AND GAS INTEREST

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

As of the six month period ended March 31, 2003, the Company has spent $Nil on permit maintenance and seismic reprocessing activities in PEP 38256. The permit is in good standing with respect to its work commitments. The Company's share of the committed work program for the balance of the 2003 fiscal year requires an estimated $52,500 of exploration expenditures to be incurred.

The Company, after considering the upcoming financial requirements relating to PEP 38256 decided to write-off $286,330 of the Company's capitalized costs relating to PEP 38256.

Refer to Notes 6, 7 and 11

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

For the Six Months Ended March 31, 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

a) Investments

Investments consist of 2,205 common shares of Trans-Orient and 600,000 common shares of Gondwana.

Refer to Note 3

b) Consulting Agreements

During the six months ended March 31, 2003, the Company paid $477 (2002: $68) in consulting fees to directors of the Company.

c) Due to Related Parties

At March 31, 2003 the Company owed $21,714 (2002: $9,609) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

d) Other

During the six months ended March 31, 2003, the Company incurred $15,201 (2002: $37,506) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. Of the $15,201 incurred to date, $1,444 is owed to DLJ at March 31, 2003.

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

Refer to Note 11

NOTE 8 - COMMON STOCK

a) Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At March 31, 2003, there were 16,600,000 shares (September 30, 2002: 19,600,000 shares) issued and outstanding.

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Consolidated Interim Financial Statements (Unaudited - Prepared by Management)

For the Six Months Ended March 31, 2003 and 2002

NOTE 8 - COMMON STOCK (continued)

During the six-months ended March 31, 2003, the Company entered into an agreement with International Resource Management Corp., a private company owned by the Company's controlling shareholder, to re-purchase 3,000,000 shares of the Company's common shares at a price of $0.01 per share. The re-purchased shares were cancelled and returned to treasury.

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

Under SFAS 123, there have been no changes in the Company's stock options for the periods ended March 31, 2003 and 2002. There are 232,500 shares that can be acquired at a weighted average price of $1.53 per share.

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the quarters ending March 31, 2003 and 2002:

	2003		2002

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Net loss for the period	$ (338,958)	$ (338,958)	$ (85,777)	$ (78,076)

Basic and diluted
loss per share	$ (0.02)	$ (0.02)	$ (0.00)	$ (0.00)

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Consolidated Interim Financial Statements (Unaudited - Prepared by Management)

For the Six Months Ended March 31, 2003 and 2002

NOTE 8 - COMMON STOCK (continued)

The following stock options are outstanding at March 31, 2003:

Number	Price	Expiry
Of Shares	per Share	Date

217,500	$1.50	June 20, 2005
15,000	$2.00	October 31, 2005

232,500

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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended March 31, 2003 and 2002.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

	2003	2002

Numerator, net loss for the period	$ (338,958)	$ (85,777)

Denominator:
Weighted-average number of shares outstanding	19,089,011	19,600,000

Basic and diluted loss per share	$ (0.02)	$ (0.00)

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Consolidated Interim Financial Statements (Unaudited - Prepared by Management)

For the Six Months Ended March 31, 2003 and 2002

NOTE 10 - INCOME TAXES

There are no income taxes payable by the Company. At March 31, 2003 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.

NOTE 11- SUBSEQUENT EVENTS

OIL AND GAS INTEREST

On May 2, 2003 the Company, through its subsidiary AMG Oil (NZ) Limited, gave notice to the operator of PEP 38256, that AMG Oil (NZ) Limited was no longer financially able to continue as a party of the Joint Venture and has withdrawn from the Joint Venture and the permit. The notice of withdrawal constituted an offer of assignment to the other parties of the joint venture. The Company has started liquidation procedures for its New Zealand subsidiaries being AMG Oil (NZ) Limited and AMG Oil Holdings Ltd. and intends to liquidate its Papua New Guinea based subsidiary Trans New Zealand Oil (PNG) Limited.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), the drilling of wells, reserve estimates, acquisitions of other business interests and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: oil and gas prices; exploitation and exploration successes; change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

Our Company was incorporated on February 20, 1997 under the name Trans New Zealand Oil Company by filing our Articles of Incorporation with the Secretary of State in Nevada. We changed our name to AMG Oil Ltd. on July 27, 1998. We are a Vancouver, British Columbia, Canada based company, and until May 2003 our oil and gas exploration operations were conducted through our wholly-owned subsidiary, AMG Oil (NZ) Ltd. through an exploration office located in Wakefield NZ. Subsequent to the period ending March 31, 2003, the Company has continued to investigate new business opportunities that are available to the Company. In the future, we intend to proceed with the acquisition of Touchpoint Metrics which will allow the Company to access the marketing and research services sector utilizing Touchpoints technology, business model, marketing materials, key personnel and contacts relating to this industry.

Our sole participating oil and gas exploration interest at March 31, 2003 is in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. After giving effect to all farm-outs and reorganizations reported in the 2001 fiscal year the interests in PEP 38256 are the following:

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

We have not received any revenues from oil & gas operations to date, and we are in a start-up phase with our existing assets. At March 31, 2003 we had no significant assets, tangible or intangible, other than the opportunities for our interest in PEP 38256 which we withdrew from on May 2, 2003.

Currently our only significant asset is our loan transaction entered into by the Company to acquire Touchpoint Metrics ("Touchpoint") of which we have given a convertible loan of $30,000 to The Innes Goup, Inc., the owner of Touchpoint Metrics. This loan agreement was entered into by both parties with the intention that the loan was to be converted to an initial payment for acquisition of Touchpoint, once an asset-purchase transaction between the Company and The Innes Group, Inc. could be finalized.

We currently have ongoing obligations with respect to our corporate operations and we expect to need to place additional equity securities with investors, in order to raise the capital required for our ongoing activities until such time that we can generate revenues from operations.

There can be no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. Our activities to date have consisted primarily of efforts to raise funds, acquire an interest in our sole Permit, conduct preliminary seismic and geological studies over the Permit and participate in drilling the Ealing-1 and Arcadia -1 exploration wells in the fall of 2000. Neither of the exploration wells resulted in hydrocarbon discoveries, and the wells were subsequently abandoned. As structured in the past, we had proposed to derive all of our revenue from a discovery of commercial quantities of hydrocarbons in PEP 38256. However as the Company's focus has changed we are currently proposing to derive all of our revenue from the intended acquisition of Touchpoint Metrics.

On May 2, 2003, our subsidiary, AMG Oil (NZ) Limited, gave notice to the operator of PEP 38256, that AMG Oil (NZ) Limited was no longer financially able to continue as a party of the Joint Venture and has withdrawn from the Joint Venture and the permit. The notice of withdrawal constituted an offer of assignment to the other parties of the Joint Venture. As PEP 38256 was the sole asset of AMG Oil (NZ) Limited, and because AMG Holdings Ltd. does not have any assets, the Company has started procedures to liquidate these subsidiaries and intends to liquidate its Papua New Guinea based subsidiary Trans New Zealand Oil (PNG) Limited.

Employees and Consultants

We are in the start up phase with respect to our business and our executive officer is not bound by an employment agreement. Mr. Michael Hart, whom accepted the position of Interim President and Chief Executive Officer on March 10, 2003, in addition to his duties as a Director, and Mr. Arthur Evans a Director of the Company devote less than 10% of their time to our business. The Company expects that upon the acquisition of Touchpoint Metrics being completed, the Company will appoint additional board members that currently represent Touchpoint. We do not have any employees. Indo-Pacific Energy Ltd., as the operator of the PEP 38256 and of which Mr. Dave Bennett, a former Director of the Company, and whom is the President and CEO of Indo-Pacific, conducted exploration activities on PEP 38256 on behalf of the joint venture.

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

On January 23, 2003, Mr. David Bennett resigned from his position as Vice-President of Exploration and as a Director and on March 10, 2003, Mr. Cameron Fink resigned from his position as President and as a Director.

Office and Properties

Our company currently shares office space with two other companies located at 887 Helmcken Street, Vancouver, British Columbia, Canada. Our company was paying monthly rent in the amount of CDN$1,000 to TAG Oil Ltd. (formerly "Durum Cons. Energy Corp.") for use of the space, however due to working capital constraints, the Company requested, and received, approval from TAG to utilize the office space on a rent free basis starting March 1, 2003, until the working capital of the Company is improved.

We currently have no oil or gas producing properties and at present, no known deposits of oil or gas. Our sole asset at March 31, 2003 was our 52.5% interest in PEP 38256. Indo-Pacific Energy Ltd. is the operator of PEP 38256 and is carrying out the required exploration programs on behalf of the joint venture pursuant to an operating agreement dated June 25, 1998, under which our initial interest in the Permit was acquired. Under the terms of the operating agreement, each participant in the Permit is entitled to a specified equity share or percentage in the Permit, provided each participant pays for its pro rata share of expenditures or cash calls related to the development of the Permit. The level of expenditures and the work program are determined by agreement between the members of the joint venture, who vote pro rata with respect to their equity share with respect to expenditure proposals. If any participant, including the operator, fails to meet its required obligations or pay its portion of the cash calls, that participant will automatically relinquish its interest to the other participants in the Permit.

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

The Permit is in good standing with the New Zealand Government and requires the participants of PEP 38256 to carry out the work program described above by February 25, 2004. As discussed previously, on May 2, 2003 the Company, through its subsidiary AMG Oil (NZ) Limited, gave notice to the operator of PEP 38256, that the AMG Oil (NZ) Limited was no longer financially able to continue as a party of the Joint Venture and has withdrawn from the Joint Venture and the permit. The notice of withdrawal constituted an offer of assignment to the other parties of the joint venture.

Results of Operations

During the first six months of the current fiscal year, our activities related to the Permit were minimal as we planned the upcoming requirements for the recently approved work program and continued evaluating the results of the exploration activities undertaken in the 2000 and 2001 fiscal year.

We did not generate any revenues from operations during the six months ended March 31, 2003, or during the comparable period. Our sole revenue during the period was $941 in interest income earned on surplus cash balances, compared to $2,334 for the six months ended March 31, 2002.

Our total general and administrative expenses for the six months ended March 31, 2003 were $53,569 compared to $87,185 for the comparable period. $9,608 of the total expenses was amortization of deferred compensation related to our stock option plan versus $24,247 in the comparable period. Salaries were $9,487 compared to $14,635 for the six months ended March 31, 2002 and professional fees were $16,172, versus $27,760 last year. The balance of our general and administrative costs for the six months ended March 31, 2003 consisted of office expenses of $3,078, rent expense of $4,271, telephone expenses of $3,475, filing fees of $3,024, a Director's fee of $477, foreign exchange of $2,688 and other expenses such as shareholder relations, travel and related costs and amortization of capital assets totaling $1,289.

During the six months ended March 31, 2003, there were no write-downs required of our investment in Trans-Orient Petroleum Ltd. For the comparable period last year the Company wrote-down, to market value, the investment in Trans-Orient by $926. During the six months ended March 31, 2003 the Company wrote-down its oil and gas interest by $286,330, leaving a value of $1 remaining for the Company's oil and gas interest on the consolidated interim balance sheet. There was limited activity relating to exploration work on PEP 38256 for the first half of the 2003 fiscal year. As a result, the company's expenditure for the six months ended March 31, 2003 was Nil.

As a result of these transactions noted above, we incurred a loss of $338,958 or $0.02 per share for the first half of the 2003 fiscal year, compared to $85,777 or $0.00 per share for the same period last year.

Liquidity and Capital Resources

During the six months ended March 31, 2003 financing activities consisted of the Company re-purchasing, for cancellation and return to treasury, 3,000,000 common shares of the Company at a price of $0.01 per share. As a result of this transaction the Company's outstanding shares issued has changed from 19,600,000 to 16,600,000. There were no financing activities by the Company for the comparable period last year. The Company's sole investing activity consisted of a $30,000 loan to The Innes Group, Inc., whereby the loan can be converted to an initial payment towards the acquisition of Touchpoint Metrics, upon an asset-purchase agreement being reached between the Company and The Innes Group. If an agreement is not reached by June 7, 2003, the loan will be converted to a promissory note, bearing interest at a rate of 5% per year starting March 1, 2004, payable monthly over the years until the principal is paid in full. For the comparable period last year the Company's sole investing activities consisted of $11,043 being spent on PEP 38256 exploration activities.

At March 31, 2003 our current assets totaled $74,846 compared to $174,476 at the beginning of the fiscal year, or $210,823 for the comparable period at March 31, 2002. Our current assets consisted of $74,788 in cash and $58 in accounts receivables. Our current liabilities at March 31, 2003 were $22,585, of which $21,714 was due to related parties for Permit related costs and administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry out our normal operations for the next twelve months, unless additional cash is required for the purchase of Touchpoint Metrics during this period. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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

Item 3. Controls and Procedures.

Michael Hart, our Principal Executive Officer and our Principal Financial Officer has established and is currently maintaining disclosure controls and procedures for us. The disclosure controls and procedures have been designed to ensure that material information relating to us is made known to them as soon as it is known by others within our organization.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2003.

AMG OIL LTD. (Registrant)
BY:	/s/ Michael Hart Michael Hart, Principal Executive Officer and Principal Financial Officer

SECTION 302 CERTIFICATION

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

4.I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

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

Dated this 15th day of May, 2003.
/s/ Michael Hart Michael Hart, Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AMG Oil Ltd. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Michael Hart, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 15th day of May, 2003.
/s/ Michael Hart Michael Hart, Chief Executive Officer and Chief Financial Officer