Form 10QSB
period 2003-06-30
AMG OIL LTD
filed 2003-08-14
CIK 1109504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 000-30087

AMG OIL LTD.

(Exact name of registrant as specified in its charter)

Nevada	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1407-1050 Burrard Street,Vancouver, B.C.      V6Z 2S3

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 16,600,000 outstanding as of August 14, 2003.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Balance Sheets

June 30,	June 30,	September 30,
2003	2002	2002
(Unaudited - Prepared	(Unaudited - Prepared	(Audited)
by Management)	by Management)
Assets
Current
Cash	$ 65,337	$ 187,164	$ 174,313
Accounts receivable	61	-	163
Prepaid expenses	-	1,434	-

	65,398	188,598	174,476

Investments	10,993	10,993	10,993
Loan receivable	30,000	-	-
Property and equipment	2,407	3,250	2,986
Oil and gas interest	-	286,090	286,331

Total Assets	$ 108,798	$ 488,931	$ 474,786

Liabilities
Current
Accounts payable and accrued liabilities	$ -	$ 5,820	$ 5,163
Due to related parties	26,698	10,901	14,418

Total Liabilities	26,698	16,721	19,581

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value 100,000,000 shares authorized
Issued and outstanding at June 30, 2003: 16,600,000 shares
2002: 19,600,000 shares	166	196	196
Additional paid-in capital	2,835,709	2,849,244	2,856,071
Deficit accumulated during the development stage	(2,753,775)	(2,377,230)	(2,401,062)

Total Stockholders' Equity	82,100	472,210	455,205

Total Liabilities and Stockholders' Equity	$ 108,798	$ 488,931	$ 474,786

See accompanying notes to the consolidated financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)

					Cumulative
					From Inception
	Three Months	Three Months	Nine Months	Nine Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002	2003

Expenses

General and administrative	$ 13,960	$ 28,567	$ 67,529	$ 115,752	$ 740,712
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	926	234,780
Write-down of oil and gas interest interest	1	-	286,331	-	1,832,520

	13,961	28,567	353,860	116,678	2,824,147

Other Income

Interest income	206	779	1,147	3,113	63,433
Gain on sale of oil and gas interest interest	-	-	-	-	6,939

	206	779	(285,183)	3,113	70,372

Net loss for the period	$ (13,755)	$ (27,788)	$ (352,713)	$ (113,565)	$ (2,753,775)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.17)

See accompanying notes to the consolidated financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Cash Flows
(Unaudited - Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002	2003

Operating Activities
Net loss for the period	$ (13,755)	$ (27,788)	$ (352,713)	$ (113,565)	$ (2,753,775)
Adjustments to reconcile net loss to cash applied to operating activities:
Depreciation	193	264	579	793	3,482
Compensation expense from stock options	-	7,623	9,608	31,870	184,875
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	926	234,780
Write-down of oil and gas interest	1	-	286,331	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Changes in non-cash working capital:
Accounts receivable	(3)	190	102	137	(61)
Accounts payable and accrued liabilities	(871)	(3,240)	(5,163)	(1,698)	-
Due to related parties	4,984	1,292	12,280	1,001	26,698
Prepaid expenses	-	1,427	-	1,478	-

Net cash used in operating activities	(9,451)	(20,232)	(48,976)	(79,058)	(462,285)

Financing Activities
Common shares issued for cash	-	-	(30,000)	-	2,651,000

Net cash provided by (used in) financing activities	-	-	(30,000)	-	2,651,000

Investing Activities
Loan receivable	-	-	(30,000)	-	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	-	72,948
Oil and gas exploration expenditures	-	(376)	-	(11,419)	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)

Net cash used in investing activities	-	(376)	(30,000)	(11,419)	(2,123,378)

Net increase (decrease) in cash during the period	(9,451)	(20,608)	(108,976)	(90,477)	65,337
Cash position - Beginning of Period	74,788	207,772	174,313	277,641	-

Cash position - End of period	$ 65,337	$ 187,164	$ 65,337	$ 187,164	$ 65,337

See accompanying notes to the consolidated financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2003

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'

	Shares	Amount	Capital	Stage	Equity

Balance at September 30, 2002	19,600,000	$ 196	$ 2,856,071	$ (2,401,062)	$ 455,205

Re-purchase of shares	(3,000,000)	(30)	(29,970)		(30,000)
Net compensation expense from stock options			9,608		9,608
Net loss during the period				(352,713)	(352,713)

Balance at June 30, 2003	16,600,000	$ 166	$ 2,835,709	$ (2,753,775)	$ 82,100

See accompanying notes to the consolidated financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2003 and 2002

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company was incorporated under the laws of the State of Nevada as Trans New Zealand Oil Company on February 20, 1997. The Company's name was subsequently changed to AMG Oil Ltd. on July 27, 1998. The business of the Company during the period has been related to the acquisition of Touchpoint Metrics.

The Company is a development stage enterprise and is required to identify that these consolidated financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7. However, the Company has, in the past, been solely engaged in the exploration of PEP 38256, and did not engage in the development of PEP 38256, as that term is defined in the oil and gas industry. The Company has now withdrawn from its interest in PEP 38256 to focus on the acquisition of Touchpoint Metrics.

The Company does not generate sufficient cash flow from operations to fund its activities and has therefore relied principally upon the issuance of securities for financing. The Company intends to continue relying upon these measures to finance its acquisition activities to the extent such measures are available and obtainable under terms acceptable to the Company. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern.

Refer to Note 7

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements of AMG Oil Ltd. and its wholly owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited and Trans New Zealand Oil (PNG) Limited have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2002 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Refer to Note 6

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2003 and 2002

NOTE 4 - LOAN RECEIVABLE

During the nine-month period ended June 30, 2003, the Company entered into a $30,000 loan agreement with The Innes Group, Inc. ("Innes"), a private California based company. The loan receivable is to be used as an initial payment against the acquisition price of Touchpoint Metrics, an asset owned solely by Innes, if an asset-purchase agreement can be completed by the mutually extended completion date of October 6, 2003. In the event that an asset purchase agreement is not negotiated by October 6, 2003, the loan will be converted to a promissory note bearing interest at a rate of 5% per year starting March 1, 2004, payable monthly over three years until the principal is paid in full.

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

As of the nine month period ended June 30, 2003, the Company spent $Nil on permit maintenance and seismic reprocessing activities in PEP 38256.

The Company, after considering the upcoming financial requirements relating to PEP 38256 and withdrawing from the permit during the period, wrote-off $286,331 of the Company's capitalized costs relating to PEP 38256. No further costs are expected relating to PEP 38256.

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

Refer to Note 3

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

b) Consulting Agreements

During the six months ended June 30, 2003, the Company paid $477 (2002: $68) in consulting fees to directors of the Company.

c) Due to Related Parties

At June 30, 2003 the Company owed $26,698 (2002: $10,901) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

d) Other

During the nine months ended June 30, 2003, the Company incurred $20,433 (2002: $47,766) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. Of the $20,433 incurred to date, $2,761 is owed to DLJ at June 30, 2003.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

NOTE 8 - COMMON STOCK

a) Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2003, there were 16,600,000 shares (September 30, 2002: 19,600,000 shares) issued and outstanding.

During the nine-months ended June 30, 2003, the Company entered into an agreement with International Resource Management Corp., a private company owned by the Company's controlling shareholder, to re-purchase 3,000,000 shares of the Company's common shares at a price of $0.01 per share. The re-purchased shares were cancelled and returned to treasury.

b) Stock Options

There have been no changes in the Company's stock options for the periods ended June 30, 2003 and 2002. There are 232,500 shares that can be acquired at a weighted average price of $1.53 per share.

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2003 and 2002

NOTE 8 - COMMON STOCK (continued)

The following stock options are outstanding at June 30, 2003:

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

Stock options outstanding are not included in the computation of diluted loss per share as such inclusion would be antidilutive due to net losses incurred for the quarters ended June 30, 2003 and 2002.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations are as follows:

	2003	2002

Numerator, net loss for the period	$ (352,713)	$ (113,565)

Denominator:
Weighted-average number of shares outstanding	18,259,341	19,600,000

Basic and diluted loss per share	$ (0.02)	$ (0.00)

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2003 and 2002

NOTE 10 - INCOME TAXES

There are no income taxes payable by the Company. At June 30, 2003 the Company has certain resource and other unused tax pools to offset future taxable income derived in the United States and New Zealand. The benefits of these resource and other tax pools have been offset by a valuation allowance of the same amount.

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

Our Company was incorporated on February 20, 1997 under the name Trans New Zealand Oil Company by filing our Articles of Incorporation with the Secretary of State in Nevada. We changed our name to AMG Oil Ltd. on July 27, 1998. We are a Vancouver, British Columbia, Canada based company, and until May 2003 when we withdrew from our only oil and gas interest, PEP 38256, our oil and gas exploration operations were conducted through our wholly-owned subsidiary, AMG Oil (NZ) Ltd. through an exploration office located in Wakefield NZ. Subsequent to the period ending June 30, 2003, the Company has continued to investigate new business opportunities that are available to the Company. In the future, we intend to proceed with the acquisition of Touchpoint Metrics which will allow the Company to access the marketing and research services sector utilizing Touchpoints technology, business model, marketing materials, key personnel and contacts relating to this industry.

Our sole participating oil and gas exploration interest was in Petroleum Exploration Permit 38256 ("PEP 38256"or the "Permit"), a hydrocarbon exploration permit located on the South Island of New Zealand. The Company withdrew from this permit during the current period.

We did not receive any revenues from oil & gas operations, and we are in a start-up phase with our existing assets. At June 30, 2003 we had no significant assets, tangible or intangible, relating to oil and gas exploration.

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

There can be no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. Our activities to date have consisted primarily of efforts to raise funds, acquire an interest in PEP 38256, conduct preliminary seismic and geological studies over the Permit and participate in drilling the Ealing-1 and Arcadia -1 exploration wells in the fall of 2000. Neither of the exploration wells resulted in hydrocarbon discoveries, and the wells were subsequently abandoned and we have now withdrawn from PEP 38256. We now propose to derive all of our revenue from the intended acquisition of Touchpoint Metrics.

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

Office and Properties

Our company currently shares office space with two other companies located at 1407-1050 Burrard Street, Vancouver, British Columbia, Canada. Our company was paying monthly rent in the amount of CDN$1,000 to TAG Oil Ltd. (formerly "Durum Cons. Energy Corp.") for use of office space, however due to working capital constraints, the Company requested, and received, approval from TAG to utilize the office space on a rent free basis starting March 1, 2003, until the working capital of the Company is improved.

We currently have no revenue producing assets and at present. Our sole asset at June 30, 2003 was our loan transaction entered into by the Company to acquire Touchpoint Metrics.

Results of Operations

During the first nine months of the current fiscal year, our activities related to the Permit were minimal as we planned the upcoming requirements for the recently approved work program and continued evaluating the results of the exploration activities undertaken in the 2000 and 2001 fiscal year, before withdrawing from the permit. We also entered into an agreement concerning our only significant asset being our loan transaction entered into by the Company to acquire Touchpoint Metrics ("Touchpoint") of which we have given a convertible loan of $30,000 to The Innes Goup, Inc., the owner of Touchpoint Metrics. This loan agreement was entered into by both parties with the intention that the loan was to be converted to an initial payment for acquisition of Touchpoint, once an asset-purchase transaction between the Company and The Innes Group, Inc. could be finalized.

We did not generate any revenues from operations during the nine months ended June 30, 2003, or during the comparable period. Our sole revenue during the period was $1,147 in interest income earned on surplus cash balances, compared to $3,113 for the nine months ended June 30, 2003.

Our total general and administrative expenses for the nine months ended June 30, 2003 were $67,529 compared to $115,752 for the comparable period. $9,608 of the total expenses was amortization of deferred compensation related to our stock option plan versus $31,869 in the comparable period. Salaries were $12,552 compared to $21,653 for the nine months ended June 30, 2002 and professional fees were $22,617, versus $33,131 last year. The balance of our general and administrative costs for the nine months ended June 30, 2003 consisted of office expenses of $4,393, rent expense of $4,180, telephone expenses of $4,475, filing fees of $3,513, a Director's fee of $477, foreign exchange of $3,964 and other expenses such as shareholder relations, travel and related costs and amortization of capital assets totaling $1,750.

During the nine months ended June 30, 2003, there were no write-downs required of our investment in Trans-Orient Petroleum Ltd. For the comparable period last year the Company wrote-down, to market value, the investment in Trans-Orient by $926. During the nine months ended June 30, 2003 the Company wrote-down its oil and gas interest by $286,331 and withdrew from the interest. There was limited activity relating to exploration work on PEP 38256 for the first nine months of the 2003 fiscal year. As a result, the company's expenditure for the nine months ended June 30, 2003 was Nil.

As a result of these transactions noted above, we incurred a loss of $352,713 or $0.02 per share for the nine months ended June 30, 2003, compared to $113,565 or $0.00 per share for the same period last year.

Liquidity and Capital Resources

During the nine months ended June 30, 2003 financing activities consisted of the Company re-purchasing, for cancellation and return to treasury, 3,000,000 common shares of the Company at a price of $0.01 per share. As a result of this transaction the Company's outstanding shares issued has changed from 19,600,000 to 16,600,000. There were no financing activities by the Company for the comparable period last year. The Company's sole investing activity consisted of a $30,000 loan to The Innes Group, Inc., whereby the loan can be converted to an initial payment towards the acquisition of Touchpoint Metrics, upon an asset-purchase agreement being reached between the Company and The Innes Group. If an agreement is not reached by October 6, 2003, the loan will be converted to a promissory note, bearing interest at a rate of 5% per year starting March 1, 2004, payable monthly over the years until the principal is paid in full. For the comparable period last year the Company's sole investing activities consisted of $11,419 being spent on PEP 38256 exploration activities.

At June 30, 2003 our current assets totaled $65,398 compared to $174,476 at the beginning of the fiscal year, or $188,598 for the comparable period at June 30, 2002. Our current assets consisted of $65,337 in cash and $61 in accounts receivables. Our current liabilities at June 30, 2003 were $36,698, of which all was due to related parties for permit related costs and administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

Recent accounting pronouncements

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The Company has adopted the provisions of this standard effective April 1, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment ofFASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002 and will not effect the Company..

In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively.

In May 2003, the FASB issued SFAS No. 150 "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit Description Page No
31.1	Section 302 Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2003.

AMG OIL LTD. (Registrant)
BY:	/s/ Michael Hart Michael Hart, Principal Executive Officer and Principal Financial Officer