Form 10QSB/A
period 2003-06-30
AMG OIL LTD
filed 2003-08-15
CIK 1109504

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

See accompanying notes to the consolidated financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Interim Statements of Operations
(Unaudited - Prepared by Management)

					Cumulative
					From Inception
	Three Months	Three Months	Nine Months	Nine Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002	2003

Expenses

General and administrative	$ 13,960	$ 28,567	$ 67,529	$ 115,752	$ 740,712
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	926	234,780
Write-down of oil and gas interest interest	1	-	286,331	-	1,832,520

	13,961	28,567	353,860	116,678	2,824,147

Other Income

Interest income	206	779	1,147	3,113	63,433
Gain on sale of oil and gas interest interest	-	-	-	-	6,939

	206	779	1,147	3,113	70,372

Net loss for the period	$ (13,755)	$ (27,788)	$ (352,713)	$ (113,565)	$ (2,753,775)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.00)	$ (0.17)

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
Notes to the Consolidated Interim Financial Statements
(Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

b) Consulting Agreements

During the nine months ended June 30, 2003, the Company paid $477 (2002: $68) in consulting fees to directors of the Company.

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