Form 10KSB
AMG OIL LTD
filed 2003-12-29
CIK 1109504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Yes ☒     No ☐

There is no disclosure of delinquent filers in reports to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB:

Yes ☐     No ☒

The issuer's revenues for its most recent fiscal year: $-0-

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 16,600,000 outstanding as of September 30, 2003.

Documents Incorporated By Reference:

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although AMG Oil believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

AMG Oil's ability to implement successfully its operating strategy as described in its business plan;

Future financial performance as estimated in AMG Oil's financial projections;

AMG Oil's forecasts of market demand; and,

Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. AMG Oil will not update or revise any forward-looking statements.

Certain factors that could cause AMG Oil's forward-looking statements not to be correct and cause AMG Oil's actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

AMG Oil Ltd. (the "Registrant"), formerly an exploration company engaged in the acquisition and exploration of mineralized properties, was incorporated on February 20, 1997 under the name "Trans New Zealand Oil Company" by filing its Articles of Incorporation with the Secretary of State of Nevada. The Registrant changed its name to AMG Oil Ltd. on July 27, 1998. The Registrant's fiscal year end is September 30.

The Registrant's operations are conducted through its corporate office located at #1407-1050 Burrard Street, Vancouver, British Columbia, Canada V6Z 2S3. In previous years, the Company conducted its exploration activities through its wholly-owned subsidiary, AMG Oil (NZ) Limited (the "NZ Subsidiary") and an exploration office in Wellington, New Zealand maintained by Indo-Pacific Energy Ltd., the operator of Petroleum Exploration Permit 38256 ("PEP 38256" or the "Permit"), further described below. The Registrant has withdrawn from the permit and has assigned its interest to the other participants in the permit, which include associated companies Indo-Pacific and TAG Oil Ltd. The Company intends to focus its limited resources in order to complete the acquisition of, and then develop, its current business related to Touchpoint Metrics, a research consultancy asset owned by private California based company, The Innes Group, Inc. The Company does not have any remaining exploration assets.

During the 2003 and 2002 fiscal years the Registrant did not issue any securities. The Registrant did however repurchase, for cancellation and return to treasury, 3,000,000 of the Company's common shares for $0.01 per share from International Resource Management Corp., a private company owned by Mr. Alex Guidi.

Business

The Registrant is a Vancouver, British Columbia, Canadian based company focused on acquiring and developing Touchpoint Metrics, a research consultancy company that has pioneered Touchpoint Mapping(TM), a predictive model that helps enterprise level organizations better understand, interact with and profit from their customers.

The Registrant does not receive any revenue from its discontinued oil & gas operations and is in a start-up phase with its existing asset and has no significant assets, tangible or intangible, other than the opportunity to acquire and develop Touchpoint Metrics. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the Registrant's fiscal year dated September 30, 2003, the Registrant has an accumulated deficit of $2,742,875 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. The Registrant has no significant future obligations with respect to Touchpoint Metrics, with the exception of completing the asset-purchase transaction with The Innes Group, Inc.

Background of Touchpoint Metrics

Touchpoint Metrics is a research consultancy asset that has pioneered the methodology of Touchpoint Mapping (TM), a predictive model that helps enterprise-level organizations better understand, interact with, and profit from their customers. Touchpoint Metrics has developed a technology designed to measure every interaction being electronic, print, broadcast, human or physical communication (every "Touchpoint") between a corporation and its audiences, no matter how insignificant because every time a company "touches" its prospects and customers there is a result, and an inherent cost.

Touchpoint is designed to give a company an organizational understanding of which Touchpoint investments are paying off, either in hard measures such as return on investment, or softer measures such as increased customer loyalty or a stronger brand image.

Through its proprietary Touchpoint Mapping methodology, Touchpoint Metrics captures both qualitative and quantitative data on individual attributes of the hundreds of Touchpoints present in even a smaller enterprise. It provides a proprietary framework which facilitates an understanding of the interrelationships between and efficacy of individual Touchpoints, and can serve as a real-time view of current spending and efficacy, as well as an interactive model to help identify where and how today's investments will yield the greatest returns tomorrow.

Using the insights from the Touchpoint Mapping process, corporations can save significant expense. Through the application of a methodical approach to eliminating redundancies and inefficiencies, they become more efficient in their interactions with customers. Simultaneously, they are ensuring that marketing and CRM investments are targeted at the highest return opportunities.

As currently structured, the Registrant intends to derive all of its revenue from acquiring, developing and generating sales utilizing Touchpoint Metric's Touchpoint Mapping model that helps organizations better understand, interact with, and profit from their customers.

Technologies

Our technology efforts focus on creating new services and enhancing the reliability, availability and features of our existing products and services while maintaining a scalable and cost effective architecture. Our proprietary software and database technologies are designed to work over the Internet through the World Wide Web, supporting customer specific research and analysis, providing insights to our customers that are unique to Touchpoint Metrics. We expect to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective.

Current Products and Services

Based on the methodical collection and analysis of the dynamic interactions between a corporation and its audiences, we provide the following services:

Touchpoint Mapping is a research consultancy methodology that utilizes both proprietary software and database technologies to provide its customers a relevant and comprehensive overview of current sales, marketing and branding strategies and tactics and their interrelationships.

Touchpoint Surveys is a service that helps our customers to better understand how the marketplace views their organization's market and brand positioning.

Touchpoint Reports are products (research reports) that focus on industry-specific benchmarks and best practices of market leaders on relevant issues for marketers such as the Web, branding, marketing communications and CRM.

We also offer our customers management and marketing consulting services based on the business principles and insights arrived at through the Touchpoint Mapping process.

Sales & Marketing

We use a variety of methods to build awareness of our products services. These include public relations efforts, conferences, marketing collateral and the Touchpoint Metrics Web site at www.tpmetrics.com.

Manufacturing

At this time, no manufacturing is involved with any of our products or services.

Warranties

Currently, we do not offer any warranty for our products or services.

Insurance

Currently, we do not have any insurance coverage. We have appointed an agent to obtain adequate insurance coverage for us.

Government Regulation

There is no governmental regulation which we are aware of or that would affect our Company.

Competition

Our industry is relatively new and intensely competitive. We expect competition to intensify even further as our industry evolves. Our research and consulting services have the potential to compete with management consulting firms, advertising agencies, direct marketing and integrated marketing agencies, and any other firm which offers research and consulting services as part of their services to clients.

Most of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we have. Also, many of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. In addition, several of our competitors have combined or may combine with larger companies with greater resources than ours. These competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns and make more attractive offers to existing and potential clients than we do. They could also adopt more aggressive pricing policies and may even provide services similar to ours at no additional cost by bundling them with their other product and service offerings. They may also develop services that are equal or superior to our services. We cannot assure you that we will be able to compete successfully, and competitive pressures may harm our business.

Intellectual Property

To protect our proprietary rights, we rely generally on trademark and trade secret laws, confidentiality agreements with consultants, and confidentiality provisions in our vendor and client agreements. Despite these protections, third parties might obtain and use our technologies and processes without authorization or develop similar technologies independently. The steps we have taken may not prevent infringement or misappropriation of our intellectual property, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

While we have applied for registration of the following trademark: "Touchpoint Mapping" we cannot assure you that our trademark application will ultimately proceed to registration. Our pending application may be successfully challenged by others or invalidated. We are aware of third parties that use marks or names, including Internet domain names, that are the same or similar to the name for which we have sought service mark protection. There may be other third parties using names similar to ours of whom we are unaware. If our service mark applications do not proceed to registration or if our service marks are invalidated because of prior third-party registrations, applications or rights, our use of these marks could be restricted unless we enter into arrangements with these third parties, which might not be available on commercially reasonable terms, if at all. Even if our service mark applications proceed to registration, our use of these marks could be restricted to the services set forth in our service mark applications.

Any claims that might be brought against us relating to intellectual property infringement may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages and limit our ability to use the intellectual property subject to these claims. Even if we were to prevail, such litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations.

Employees and Consultants

The Registrant has no employees, with the exception of our Corporate Officer, Mr. Michael Hart, and has not retained the services of any consultants.

The Registrant is in the start-up stage and none of the Registrant's executive officers have employment agreements with the Registrant

The Registrant receives corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Corp, based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis. DLJ Management Corp. bills monthly for its services on a cost recovery basis, billing the Registrant and other associated companies for costs already incurred with no mark-up or other such charges, for items such as labor and rent, office costs, and employee benefits.

Risks associated with AMG Oil:

1. The Registrant may be unable to continue as a going concern. The Registrant's auditors have expressed considerable doubt as to the Registrant's ability to continue as a going concern. The Registrant will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or to raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. At December 12, 2003, we had working capital of approximately $40,000. Currently, the Registrant's management has determined that the future capital necessary to carry out its acquisition of Touchpoint Metrics is $25,000, consisting of legal and accounting costs. If the Registrant does not raise the capital required to complete the acquisition and maintain its monthly overhead that allows the Registrant to continue operating, it will be unable to continue as a going concern and you may lose your entire investment.

2. We have historically incurred losses and these losses are expected to continue in the future. We have never been profitable. At September 30, 2003, we had an accumulated deficit of $2,742,875. In order to become profitable, we will need to generate significant revenues through Touchpoint Metrics to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future.

3. Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

  poor response to results of an inaugural deployment of our services ;
  delays in market acceptance or implementation by customers of our services;
  changes in the sales cycles or demand by our customers for existing and additional services;
  changes in or cancellations of our expected agreements with enterprise-level organizations;
  introduction of new services by us or our competitors;
  changes in our pricing policies or those of our competitors or suppliers;
  changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;
  internet market conditions; and
  general economic and political conditions.

4. An evaluation of our business is difficult because we are in the start-up phase of our current business after discontinuing our oil and gas operations and we have limited operating history under our new business. We face a number of risks encountered by companies in our sector, including:

  our need to introduce reliable and robust products and services that meet the demanding needs of customers;
  our need to rapidly increase our marketing, sales and support organizations;
  our capacity to anticipate and respond to market competition and technological change;
  the uncertainty of market acceptance of our products and services;
  our need to manage growing operations;

5. If we do not attain revenue from the sale of our services to new customers, our business will not be successful. Our success depends on our ability to attain revenue from the sale of our services to customers and on market acceptance of our products and services. We may not be able to achieve extensive adoption of our products and services. Furthermore, changes in the pricing of competing products and services may harm our ability to realize sales of our products and services to customers. If we are not able to create a customer base and earn revenue from customers, our business will be seriously harmed.

6. If we cannot deliver the features and functionality and results our customers demand, we will be unable to attract customers. Our future success depends upon our ability to determine the features, functionality and results our customers demand and to design and implement services that meet their needs in a cost efficient manner. We cannot assure that we will be able to successfully determine customer requirements or that our current or future services will adequately satisfy customer demands.

7. We have limited resources and may be unable to manage our anticipated growth in operations. If we fail to develop and maintain our services as we experience growth, demand for our services could decrease. Our development will place significant strain on our managerial, operational and financial resources.

8. A disruption of our services due to accidental or intentional security breaches may damage our reputation, cause a loss of revenues and increase our expenses. Unauthorized access, computer viruses and other unintentional or intentional actions could disrupt our information systems or communications networks. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Although, the transmission of our customers' proprietary information is protected by encryption technology, if a third party were to misappropriate our customers' proprietary information, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

9. System or network failures could reduce our sales, increase costs or result in liability claims and seriously harm our business. Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time.

Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. We currently do not have fully redundant systems for uninterrupted services at an alternate site.

10. Our success and ability to compete depends upon our ability to secure and protect trademarks and other proprietary rights. Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our services in Canada, the U.S. and in foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions and agreements, copyright and trademark laws, which afford us only limited protection. The measures we take to protect our proprietary rights may not be adequate.

11. Claims that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our services. Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all.

12. We may be subject to litigation that could result in significant costs to us. We may be subject to litigation in the ordinary course of business relating to any number or type of claims. As a result, we could be required to pay substantial amounts of money for damages, court costs and attorney's fees.

13. Defects or errors in our services could result in the cancellation or delay of our services, which would damage our reputation and harm our financial condition. We must develop our services quickly to keep pace with the rapidly changing market demand. Products and services that address our market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. Our products and services may not be free from errors or defects, which could result in the cancellation of orders or disruption of our services or dissatisfaction of customers. This would damage our reputation and result in lost revenues, diverted development resources, and increased service costs.

14. The reporting of inaccurate relevant information could cause the loss of customers and expose us to legal liability. The accurate reporting of relevant information is important to our customers' businesses. If we fail to accurately report relevant information, we could lose customers, our reputation and ability to retain and attract customers could be harmed, and we could be exposed to legal liability.

15. If the use of the Internet by businesses does not continue to grow, our business will be harmed. Our future success is dependent on continued growth in the use of the Internet by businesses. The use and acceptance of the Internet by businesses may not increase for a number of reasons, including the cost and availability of Internet access and concerns about privacy, security and reliability.

16. We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business. Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with significant expertise. New employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

17. Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses. We may have suppliers that are located outside Canada and the U.S. Our functional currency is the U.S. dollar and we report our results in U.S. dollars. Fluctuations in the value of the U.S. dollar are difficult to predict and can cause us to incur currency exchange costs. We cannot predict the effect of exchange rate fluctuations on our future operating results.

18. A limited number of stockholders collectively continue to own a majority of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders. Our principal shareholders that own greater than five percent of our stock own a majority of our outstanding common stock. Accordingly, these stockholders may, working alone or together, may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.

19. The market for our common stock is limited. There is currently only a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "AMGO" which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges.

20. Penny stock rules limit the liquidity of our common stock. Our common stock may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended (referred to herein as the Exchange Act). These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

21. We have never paid cash dividends on our common stock. We have never paid dividends on our common stock and do not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

22. An investment in our company may be diluted. We may issue a substantial number of shares of our common stock without investor approval and we may consolidate the current common stock outstanding. Any such issuance or consolidation of our securities in the future could reduce an investor's ownership percentage and voting rights in our company and further dilute the value of your investment.

23. Due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  announcements of technological or competitive developments;
  acquisitions or strategic alliances by us or our competitors;
  the gain or loss of a significant customer or order;
  changes in estimates of our financial performance or changes in recommendations by securities analysts;
  security breaches; and
  disposition of shares of our common stock held by large investors

ITEM 2. DESCRIPTION OF PROPERTY.

The Registrant's administrative offices are located at 1407-1050 Burrard Street, Vancouver, British Columbia, Canada, V6Z 2S3 and our telephone number is (604) 682-6496. The Registrant utilizes the office space, on a rent-free basis, per a verbal agreement, from affiliated companies Trans-Orient Petroleum Ltd. and TAG Oil Ltd.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant's shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "AMGO".

Summary trading by quarter for the 2003 and 2002 fiscal years are as follows:

Fiscal Quarter	High Bid(1)	Low Bid(1)
2003
First Quarter	0.025	0.015
Second Quarter	0.05	0.02
Third Quarter	0.04	0.02
Fourth Quarter	0.03	0.02

2002
First Quarter	0.07	0.015
Second Quarter	0.025	0.01
Third Quarter	0.024	0.01
Fourth Quarter	0.025	0.01

Note:

(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 12, 2003 there were 16,600,000 shares of Common Stock of the Registrant issued and outstanding.

As of December 12, 2003 there were 56 holders of record and the closing share price on that date was $0.01.

Dividend Policy

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

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by securities holders	232,500	$1.53	2,767,500

Total	232,500	$1.53	2,767,500

The Registrant, during the 2000 fiscal year, established a non-qualified stock option plan (the "Plan") for directors, officers, employees and consultants who provide services to the Registrant. Under the terms of the plan, 3,000,000 shares will be reserved for issuance under the plan. Any options issued under the plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant. As of September 30,2003, 232,500 options have been granted but had not been exercised. All options that have been granted by the Registrant are exercisable.

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

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale.

Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and deferred revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Revenue Recognition

As of September 30, 2003, our company was still in a development stage and we had not generated any commercial sales. We plan to recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

Development Costs

Our company is in a development stage and all costs relating to research and development are charged to operations as incurred. If an intangible asset is acquired that represents technology that has reached technological feasibility it will be capitalized at cost. Amortization will be calculated using the straight-line method over four years and recorded commencing in the first quarterly period following acquisition. Any acquired in-process research and development will be expensed on acquisition.

There have been no acquired research and development costs during the period ended September 30, 2003.

Amortization of Property and Equipment

Property and equipment are recorded at cost and amortized over their useful lives as follows:

Furniture and Office Equipment 20% to 30% Declining Balance Method

Leasehold Improvements 20% Declining Balance Method

Long-Lived Assets

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

Foreign Currency Transactions/Balances

The Company's functional currency of the Company's foreign subsidiaries, is the United States dollar.

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

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees ("APB 25") to account for all compensatory stock options granted. Further, Statement of Financial Accounting Standards No. 123: Accounting for Stock-Based Compensation ("SFAS 123") requires additional disclosure to reflect the results of the Company had it elected to follow SFAS 123.

There were no changes in the Company's stock options for the fiscal years ended September 30, 2003 and 2002. The weighted average exercise price to purchase 232,500 common shares through options is $1.53 per share.

The following stock options are outstanding at September 30: 2003:

Number	Price	Expiry
of Shares	per Share	Date

217,500	$1.50	June 20, 2005
15,000	$2.00	October 31, 2005

232,500

Income Tax

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

	September 30,	September 30,	September 30,
	2003	2002	2001

Net operating loss carryforwards	$ (856,847)	$ (794,254)	$ (617,230)

Deferred tax asset	$ 291,328	$ 270,046	$ 209,958
Valuation allowance	(291,328)	(270,046)	(209,958)

Net deferred tax asset	$ -	$ -	$ -

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

The Company's subsidiary in New Zealand has been liquidated and accordingly, tax losses of NZ$3,800,320 to offset future years taxable income in New Zealand have been relinquished and will not be realized.

Recent Accounting Pronouncements

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002 and will not effect the Company.

In November 2002, the FASB issued FASB Interpretation No (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31,2002, irrespective of a guarantor's year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending December 15, 2002, and are applicable to product warranty liability and other guarantees. The adoption of FIN 45 did not have an effect on the Company.

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

In January 2003, the FASB issued FASB interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The Company has no contractual relationship or other business relationship with a VIE and therefore the adoption of this policy did not have an impact on the Company.

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

Overview

The Registrant no longer has any oil or gas properties as the Registrant withdrew from it sole oil and gas property on May 2, 2003. The Registrant is now focusing its resources on the acquisition of Touchpoint Metrics ("the Assets"). Touchpoint Metrics is a research consultancy asset that has pioneered the methodology of Touchpoint Mapping, a research methodology model that utilizes both proprietary software and database technologies that helps enterprise level organizations better understand, interact with and profit from their customers. The Registrant entered into a loan agreement with The Innes Group, Inc.("Innes"), a California based private company that currently owns Touchpoint Metrics on March 7, 2003, whereby the Registrant loaned Innes $30,000. The loan agreement states that the loan (the "advance") is an initial payment against an asset-purchase transaction between the Registrant and Innes. The assets include the name, business model, marketing material, client lists, website and other proprietary and non proprietary processes, procedures and any and all such similar items as are relevant to the business. The advance will be converted to equity in the Assets at a negotiated day and rate. The completion date has been extended to February 6, 2004. If an asset-purchase agreement is not completed by February 6, 2004, the advance will be converted to a promissory note. The promissory note will bear interest at a rate of 5% per year starting March 1, 2004, payable monthly over three years until the principal is paid in full, with payments starting on April 1, 2004. To secure the full and timely payment of Innes' obligations, the Registrant was granted a security interest in the assets of Touchpoint Metrics.

The Registrant's required future expenditures for the period up to September 30, 2004 are approximately $30,000 and relate to accounting, legal and administrative expense.

However, the Registrant considers it probable that any capital requirement beyond September 2004 will require an amount of capital that exceeds the Registrant's current working capital. It is therefore likely that the Registrant currently does not have sufficient capital to maintain its required overhead, has no revenues and will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that are expected to be incurred beyond September 2004. The Registrant has relied principally on the issuance of Common Stock in private placements to individuals known to officers and directors of the Registrant, Trans-Orient Petroleum Ltd. and Indo-Pacific Energy Ltd., companies that are related through common controlling shareholders, to raise funds to support the business. There can be no assurance that the Registrant will be successful in raising additional funds through the issuance of additional equity nor that the parties that provided funds in the past will continue to do so.

The Registrant does not expect any significant purchases of plant & equipment but may have an increase in the number of employees in the near future, resultant from the acquisition of Touchpoint Metrics, if completed.

Results of Operations

During the year ended September 30, 2003, we withdrew from our only oil and gas interest, PEP 38256 and activities during the year relating to the Permit were minimal.

We entered into an agreement concerning our only significant asset being our loan transaction entered into by the Company to acquire Touchpoint Metrics ("Touchpoint") of which we have given a convertible loan of $30,000 to The Innes Goup, Inc., the owner of Touchpoint Metrics.

This loan agreement was entered into by both parties with the intention that the loan was to be converted to an initial payment for acquisition of Touchpoint, once an asset-purchase transaction between the Company and The Innes Group, Inc. could be finalized.

We did not generate any revenues from operations during the year ended September 30, 2003, or during the comparable period. Our sole revenue during the period was $1,291 in interest income earned on surplus cash balances, compared to $3,856 for the year ended September 30, 2002.

After the Company withdrew from its only oil and gas interest during the 2003 fiscal year and upon liquidating its subsidiaries during the same period, the company has reallocated all relevant costs associated with its oil and gas interest totaling $955,465 to Loss from Discontinued Operations.

The results of discontinued operations are summarized as follows:

	Year Ended September 30, 2003	Year Ended September 30, 2002	Cumulative from Inception on February 20, 1997 to September 30, 2003

Revenues	$ -	$ -	$ -

Net Operating Losses

Loss from discontinued operations	$ 269,611	$ 7,934	$ 955,465

Our company posted a loss of $341,813 for the twelve months ending September 30, 2003, including $291,845 of expenses relating to discontinued operations. The principal component of the loss is $286,331 in the write-down of our oil and gas interest.

Our total general and administrative expenses for the twelve months ended September 30, 2003 were $73,492 compared to $132,393 for the comparable period last year. $9,608 of the total expenses was amortization of deferred compensation related to our stock option plan versus $38,697 in the comparable period. Salaries were $15,560 compared to $25,846 for the twelve months ended September 30, 2002 and professional fees were $26,869, versus $22,791 last year. The balance of our general and administrative costs for the twelve months ended September 30, 2003 consisted of office expenses of $5,006, rent expense of $4,232, telephone expenses of $4,891, filing fees of $3,982, a Director's fee of $447, a foreign exchange gain of $477 and other expenses such as shareholder relations, database management, travel and related costs and amortization of capital assets totaling $3,314.

During the twelve months ended September 30, 2003, there were no write-downs required of our investment in Trans-Orient Petroleum Ltd. For the comparable period last year the Company wrote-down, to market value, the investment in Trans-Orient by $926. During the twelve months ended September 30, 2003 the Company wrote-down its oil and gas interest by $286,331 and withdrew from the interest. There was limited activity relating to exploration work on PEP 38256 for the 2003 fiscal year. As a result, the company's expenditure for the twelve months ended September 30, 2003 was $Nil.

As a result of these transactions noted above, we incurred a loss of $341,813 or $0.02 per share for the twelve months ended September 30, 2003, compared to $137,397 or $0.01 per share for the same period last year.

Liquidity and Capital Resources

During the twelve months ended September 30, 2003 financing activities consisted of the Company re-purchasing, for cancellation and return to treasury, 3,000,000 common shares of the Company at a price of $0.01 per share. As a result of this transaction the Company's outstanding shares issued has changed from 19,600,000 to 16,600,000. There were no financing activities by the Company for the comparable period last year.

The Company's sole investing activity consisted of a $30,000 loan to The Innes Group, Inc., whereby the loan can be converted to an initial payment towards the acquisition of Touchpoint Metrics, upon an asset-purchase agreement being reached between the Company and The Innes Group. If an agreement is not reached by October 6, 2003, the loan will be converted to a promissory note, bearing interest at a rate of 5% per year starting March 1, 2004, payable monthly over the years until the principal is paid in full. For the comparable period last year the Company's sole investing activities consisted of $11,660 being spent on PEP 38256 exploration activities.

At September 30, 2003 our current assets totaled $56,740 compared to $174,476 at the beginning of the fiscal year. Our current assets consisted entirely of cash. Our current liabilities at September 30, 2003 were $6,947, of which $947 was due to related parties for administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

The Registrant proposes to raise additional financing through the sale of equity securities during the next fiscal year, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for joint venture funding are not successful, the Registrant's activities may be curtailed and this may adversely affect the Registrant's ability to carry out the asset-purchase transaction.

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

ITEM 7. FINANCIAL STATEMENTS.

AMG OIL LTD.
(A Development Stage Enterprise)

Consolidated Financial Statements

For the Years Ended September 30, 2003 and 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AMG Oil Ltd. (A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheets of AMG Oil Ltd. (a development stage enterprise) as of September 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003 and for the period from inception on February 20, 1997 to September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMG Oil Ltd. (a development stage enterprise) as of September 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 and for the period from inception on February 20, 1997 to September 30, 2003 in conformity with accounting principles generally accepted in the United States.

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

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

December 3, 2003, except as to Note 13b which is as of December 10, 2003

F1

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Balance Sheets

As at September 30,

Assets

Current

Cash	$ 56,740	$ 174,313
Accounts receivable	-	163

	56,740	174,476

Investments	10,993	10,993
Loan receivable	30,000	-
Property and equipment	2,214	2,986
Oil and gas interest	-	286,331

Total Assets	$ 99,947	$ 474,786

Liabilities

Current

Accounts payable and accrued liabilities	$ 7,194	$ 5,163
Due to related parties	-	14,418

Total Liabilities	7,194	19,581

Commitments and Contingencies

Stockholders' Equity

Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30,
2003: 16,600,000 shares
2002: 19,600,000 shares	166	196
Additional paid-in capital	2,835,709	2,856,071
Deficit accumulated during the development stage	(2,742,875)	(2,401,062)

Total Stockholders' Equity	93,000	455,205

Total Liabilities and Stockholders' Equity	$ 99,947	$ 474,786

See accompanying notes to the consolidated financial statements

F2

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Statements of Operations

				Cumulative
				from Inception
				on February 20,
	Year Ended	Year Ended	Year Ended	1997 to
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2001	2003

Expenses

General and administrative	$ 73,493	$ 132,393	$ 215,074	$ 763,679
Loss on sale of investments	-	-	-	16,135
Write-down of investments	-	926	19,122	234,780

	(73,493)	(133,319)	(234,196)	(1,014,594)

Other Income

Interest income	1,291	3,856	15,568	59,129

Loss before discontinued operations	(72,202)	(129,463)	(218,628)	(955,465)

Loss from discontinued operations	(269,611)	(7,934)	(675,146)	(1,787,410)

Net loss	$ (341,813)	$ (137,397)	$ (893,774)	$ (2,742,875)

Basic and diluted loss per share:
From discontinued operations	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.05)
Discontinued operations	(0.02)	(0.00)	(0.04)	(0.10)

	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.15)

Weighted average number of shares
outstanding	17,841,096	19,600,000	19,600,000	17,841,096

See accompanying notes to the consolidated financial statements

F3

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended September 30, 2003, 2002 and 2001

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at September 30, 2000	19,600,000	$ 196	$ 2,723,059	$ (1,369,891)	$ 1,353,364
Net compensation expense from stock options			94,315		94,315
Net loss during the year				(893,774)	(893,774)

Balance at September 30, 2001	19,600,000	196	2,817,374	(2,263,665)	553,905
Net compensation expense from stock options			38,697		38,697
Net loss during the year				(137,397);	(137,397);

Balance at September 30,
2002	19,600,000	196	2,856,071	(2,401,062)	455,205
Re-purchase of shares for cash	(3,000,000)	(30)	(29,970)		(30,000)
Net compensation from stock options			9,608		9,608
Net loss during the period				(341,813)	(341,813)

Balance at September 30, 2003	16,600,000	$ 166	$ 2,835,709	$ (2,742,875)	$ 93,000

See accompanying notes to the consolidated financial statements

F4

AMG OIL LTD.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

				Cumulative
				from Inception
				on February 20,
	Year Ended	Year Ended	Year Ended	1997 to
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2001	2003

Operating Activities
Net loss for the period	$ (341,813)	$ (137,397)	$ (893,774)	$ (2,742,875)
Adjustments to reconcile net loss to
cash applied to operating activities:
Depreciation	772	1,057	1,436	3,675
Compensation expense from stock Options	9,608	38,697	94,315	184,875
Gain on forgiveness of debt from related company	22,234	-	-	22,234
Loss on sale of investments	-	-	-	16,135
Write-down of investments	-	926	19,122	234,780
Write-off of oil and gas interest	286,331	-	711,633	1,832,520
Gain on sale of oil and gas interest	-	-	-	(6,939)
Changes in non-cash working capital:
Accounts receivable	163	(26)	26	-
Accounts payable and accrued liabilities	1,784	(2,355)	(7,494)	6,947
Due to related parties	(36,652)	4,518	(13,504)	(22,234)
Prepaid expenses	-	2,912	3,491	-

Net cash used in operating activities	(57,573)	(91,668)	(84,749)	(470,882)

Financing Activities
Common shares re-purchased for cash	-	-	-	2,681,000
Common shares re-purchased with cash	(30,000)	-	-	(30,000)

Net cash (used in) provided by financing activities	(30,000)	-	-	2,651,000
Investing Activities
Loan receivable	(30,000)	-	-	(30,000)
Purchase of investments	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	72,948
Oil and gas exploration expenditures	-	(11,660)	(488,317)	(1,835,581)
Purchase of property and equipment	-	-	(101)	(5,889)

Net cash used in investing activities	(30,000)	(11,660)	(488,418)	(2,123,378)

Net increase (decrease) in cash during the period	(117,573)	(103,328)	(573,167)	56,740
Cash position - Beginning of period	174,313	277,641	850,808	-

Cash position - End of period	$ 56,740	$ 174,313	$ 277,641	$ 56,740

Supplemental disclosure of non-cash investing activities:
Purchase of investments	$ -	$ -	$ -	$ (10,000)

See accompanying notes to the consolidated financial statements

F5

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company was incorporated under the laws of the State of Nevada as Trans New Zealand Oil Company on February 20, 1997. The Company's name was subsequently changed to AMG Oil Ltd. on July 27, 1998. The current business of the Company is the acquisition and development of Touchpoint Metrics. Touchpoint Metrics is a research consultancy company that has pioneered Touchpoint Mapping(TM), a predictive model that helps enterprise level organizations better understand, interact with and profit from their customers through a technology designed to measure every interaction being electronic, print, broadcast, human or physical communication (every "Touchpoint") between a corporation and its audiences, no matter how insignificant because every Touchpoint has a result, and an inherent cost.

The Company is a development stage enterprise and is required to identify that these consolidated financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7. However, the Company has, in the past, been solely engaged in the exploration of PEP 38256, and did not engage in the development of PEP 38256, as that term is defined in the oil and gas industry. The Company has now withdrawn from its interest in PEP 38256 and has discontinued all operations relating to exploration for oil and gas to focus on the acquisition and development of Touchpoint Metrics.

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

Refer to Notes 4, 7 and 10

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Basis of Consolidation

These consolidated financial statements include the accounts of AMG Oil Ltd. and the accounts of its wholly-owned subsidiaries, AMG Oil Holdings Ltd., AMG Oil (NZ) Limited up until the date of their liquidation on May 15, 2003 and Trans New Zealand Oil (PNG) Limited in which liquidation proceedings have been initiated. All significant intercompany balances and transactions have been eliminated.

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

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c) Financial Instruments and Financial Risk

Cash, loan receivable, accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term nature of these instruments. Investments are carried at fair value.

d) Joint Operations

The Company's former oil and gas activities were conducted jointly with other companies and accordingly, these financial statements reflect only the Company's proportionate interest in these activities.

Refer to Note 6

e) Investments

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

Refer to Note 7

f) Property and equipment

Property and equipment are recorded at cost and amortized over their useful lives as follows:

Furniture and Office Equipment 20% to 30% Declining Balance Method

Leasehold Improvements 20% Declining Balance Method

Refer to Note 5

g) Basic and diluted net loss per common share

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

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has primarily been engaged in the exploration of PEP 38256, an unproved oil and gas interest, and did not determine whether PEP 38256 contains oil and gas reserves that are economically recoverable. The Company does not have any other oil and gas interests. PEP 38256 was assessed for impairment on an annual basis by applying factors that rely on historical experience. In general, the Company may write-off all, or a portion of, PEP 38256 under one or more of the following conditions:

i) there are no firm plans for further drilling on the unproved interest;

ii) negative results were obtained from studies of the unproved interest;

iii) negative results were obtained from studies conducted in the vicinity of the unproved interest; or

iv)the remaining term of the unproved interest does not allow sufficient time for further studies or drilling;

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

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

j) Accounting Pronouncements Recently Issued

In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment ofFASB Statements No. 72 and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002 and will not effect the Company.

In November 2002, the FASB issued FASB Interpretation No (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize the liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31,2002, irrespective of a guarantor's year-end. The disclosure requirements of FIN 45 are effective for interim and annual periods ending December 15, 2002, and are applicable to product warranty liability and other guarantees. The adoption of FIN 45 did not have an effect on the Company.

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

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2003, the FASB issued FASB interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 establishes accounting guidance for consolidation of a variable interest entity (VIE), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity (the Primary Beneficiary) should consolidate a VIE that functions to support the activities of the Primary Beneficiary. The Company has no contractual relationship or other business relationship with a VIE and therefore the adoption of this policy did not have an impact on the Company.

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

NOTE 3 - INVESTMENTS

Investments are comprised of 2,205 common shares (79,400 shares prior to a 1 for 12 share consolidation and a further 1 for 3 share consolidation) (September 30, 2002: 2,205 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (September 30, 2002: $235,773) and having a book value of $993 (September 30, 2002: $993) and 600,000 common shares (September 30, 2002: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (September 30, 2002: $10,000). The Company did not write-down its investment for the period ending September 30, 2003 versus a write-down of $926 for the period ended September 30, 2002, resulting from an other-than-temporary impairment in the fair value of Trans-Orient. The amount of the write-down was accounted for as a realized loss and included in earnings. The fair value of the investment in Trans-Orient for the fiscal year ending September 30, 2003 is $993 (September 30, 2002: $993) At September 30, 2003 and 2002, gross unrealized holdings gains/(losses) are $Nil.

An additional 600,000 common shares of Gondwana that were to be issued to the Company upon a commercial discovery being located on PEP 38723, prior to October 30, 2002, expired as there was no discovery.

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 4 - LOAN RECEIVABLE

On March 7, 2003, the Company entered into a $30,000 loan agreement with The Innes Group, Inc. ("Innes"), a private California based company. The loan receivable is to be used as an initial payment against the acquisition price of Touchpoint Metrics, an asset owned solely by Innes, if an asset-purchase agreement can be completed by the mutually extended completion date of October 6, 2003. In the event that an asset purchase agreement is not negotiated by October 6, 2003, the loan will be converted to a promissory note bearing interest at a rate of 5% per year starting March 1, 2004, payable monthly over three years until the principal is paid in full. To secure the full and timely payment of the loan obligations under the promissory note, Innes grants to the Company, a security interest in the Touchpoint Metrics assets.

Refer to Notes 1 and 13

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	As at	As at
	September 30,	September 30,
	2003	2002

Furniture and office equipment	$ 4,832	$ 4,832
Leasehold improvements	1,057	1,057

	5,889	5,889
Accumulated depreciation	(3,675)	(2,903)

	$ 2,214	$ 2,986

NOTE 6 - OIL AND GAS INTEREST

On May 2, 2003 the Company, through its subsidiary AMG Oil (NZ) Limited, gave notice to the operator of PEP 38256, that AMG Oil (NZ) Limited was no longer financially able to continue as a party of the Joint Venture and has withdrawn from the Joint Venture and the permit. The notice of withdrawal constituted an offer of assignment to the other parties of the joint venture, which includes related companies TAG Oil Ltd and Indo-Pacific Energy Ltd. The Company liquidated its New Zealand subsidiaries being, AMG Oil (NZ) Limited and AMG Oil Holdings Ltd., on May 15, 2003 and has initiated liquidation proceedings in its Papua New Guinea based subsidiary Trans New Zealand Oil (PNG) Limited.

As of the year ended September 30, 2003, the Company spent $Nil (2002: $11,660) on permit maintenance and seismic reprocessing activities in PEP 38256.

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 6 - OIL AND GAS INTEREST (continued)

The Company, after withdrawing from the permit during the year, wrote-off $286,331 of the Company's capitalized costs relating to PEP 38256 as part of discontinued operations which includes general and administrative costs of $5,514 and a gain on forgiveness of debt of $22,234 totaling $269,611. No further costs are expected relating to PEP 38256.

Refer to Note 7 and 10

NOTE 7 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Indo-Pacific Energy Ltd. ("Indo-Pacific"), Trans-Orient Petroleum Ltd. ("Trans-Orient"), TAG Oil Ltd ("TAG") and Gondwana Energy, Ltd. ("Gondwana"). Transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

a) Investments

Investments consist of common shares of Trans-Orient and Gondwana.

Refer to Note 3

b) Oil and Gas Interest

During the 2001 fiscal year, the Company entered into a farm-in agreement on PEP 38256, with TAG, whereby TAG earned a 20% interest in the North Area of the permit for paying 40% of the costs of drilling and the plugging and abandoning or the setting of casing of the Arcadia-1 well and thereafter paying 20% of all costs of the joint operations ongoing in the North Area.

During the 2001 fiscal year, the Company entered an agreement with Indo-Pacific, TAG and other joint venture partners to amend its interest in PEP 38256.

Refer to Note 6

c) Common Stock, Private Placements and Stock Options

During the 2003 fiscal year, the Company entered a related party to re-purchase 3,000,000 shares of the Company's common shares at a price of $0.01 per share. The re-purchased shares were cancelled and returned to treasury

During the 2001 fiscal year, the Company granted stock options to purchase 15,000 shares, exercisable at a price of $2.00 per share to a director of the Company. As these stock options were not compensatory in nature, the calculations of compensation cost under APB 25 and SFAS 123 do not apply.

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 7 - RELATED PARTY TRANSACTIONS (continued)

During the 2001 fiscal year, options to purchase 200,000 shares and 600,000 shares at a price of $0.50 per share, held by Source Rock and Reservoir Rock, respectively, expired, as they were not exercised.

Refer to Note 9

d) Consulting Agreements

During the 2003 fiscal year, the Company paid $477 (September 30, 2002: $650) in consulting fees to directors of the Company.

During the 2003 fiscal year, the Company paid related company, TAG $3,199 in rent, pursuant to a previously signed rental agreement, for the Company's use of office space owned by TAG. The month-to-month payments of CAD$1,000 continued until termination in February 2003.

e) Due to Related Parties

At September 30, 2003 the Company owed Indo-Pacific Nil (September 30, 2002: $11,967). During the 2003 fiscal year Indo-Pacific forgave an amount of $22,234 that was owed by the Company to Indo-Pacific.

During the 2003 fiscal year, the Company incurred $24,178 (September 30, 2002: $56,532) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. At September 30, 2003 the Company owes DLJ $947 (September 30, 2002: $2,451).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company.

NOTE 9 - COMMON STOCK

a) Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At September 30, 2003, there were 16,600,000 shares (September 30, 2002: 19,600,000) issued and outstanding.

During the 2003 fiscal year, the Company entered into an agreement with International Resource Management Corp., a private company owned by the Company's controlling shareholder, to re-purchase 3,000,000 shares of the Company's common shares at a price of $0.01 per share. The re-purchased shares were cancelled and returned to treasury.

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 9 - COMMON STOCK (continued)

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

There were no changes in the Company's stock options for the fiscal years ended September 30, 2003 and 2002. The weighted average exercise price to purchase 232,500 common shares through options is $1.53 per share.

The following stock options are outstanding at September 30: 2003:

Number	Price	Issue	Expiry
of Shares	per Share	Date	Date

217,500	$1.50	June 20, 2000	June 20, 2005
15,000	$2.00	October 31, 2000	October 31, 2005

232,500

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

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 9 - COMMON STOCK (continued)

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the fiscal years ending September 30, 2003, 2002 and 2001:

	2003		2002		2001

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Loss before discontinued operations	$ (72,202)	$ (72,202)	$ (129,463)	$ (117,171)	$ (218,628)	$ (188,668)

Loss from discontinued operations	(269,611)	(269,611)	(7,934)	(7,934)	(675,146)	(675,146)

Net loss	$ 341,813	$ 341,813	$ 137,397	$ 125,105	$ 893,774	$ 863,814

Basic and diluted loss per share:
Continuing operations	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Discontinued operations	(0.02)	(0.02)	(0.00)	(0.00)	(0.04)	(0.04)

	$ (0.02)	$ (0.02)	$ (0.00)	$ (0.00)	$ (0.04)	$ (0.04)

Refer to Note 13

NOTE 10 - DISCONTINUED OPERATIONS

During the 2003 fiscal year, the Company withdrew from, and assigned to other Joint Venture participants, its only oil and gas exploration interest. The Company has liquidated its New Zealand subsidiaries being AMG Oil (NZ) Limited and AMG Oil Holdings Ltd. and has initiated liquidation proceedings in its Papua New Guinea based subsidiary Trans New Zealand Oil (PNG) Limited. On March 7, 2003, upon approval from the Company's Board of Directors, the Company entered into an agreement with The Innes Group, a private California based company to complete an asset-purchase agreement to acquire Touchpoint Metrics, a research consultancy asset.

AMG OIL LTD.

(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 10 - DISCONTINUED OPERATIONS (continued)

The following amounts for the discontinued operations were included in the consolidated balance sheets as of September 30, 2003 and 2002:

	2003	2002

Cash	$ -	$ 248
Accounts receivable	-	163
Investments	-	10,000
Oil and gas interest	-	286,331
Accounts payable	-	5,163
Due to related parties	-	11,967
Loss from discontinued operations (included in accumulated deficit)	$ (269,611)	$ (7,934)

Refer to Notes 4 and 6

NOTE 11 - INCOME TAXES

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

	September 30,	September 30,	September 30,
	2003	2002	2001

Net operating loss carryforwards	$ (856,847)	$ (794,254)	$ (617,230)

Deferred tax asset	291,328	270,046	209,958
Valuation allowance	(291,328)	(270,046)	(209,958)

Net deferred tax asset	$ -	$ -	$ -

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

AMG OIL LTD.

(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2003, 2002 and 2001

NOTE 11 - INCOME TAXES (continued)

The Company's subsidiaries in New Zealand have been liquidated and accordingly, tax losses of NZ$3,800,320 to offset future years taxable income in New Zealand have been relinquished and will not be realized.

NOTE 12 - COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the presentation of the current year.

NOTE 13 - SUBSEQUENT EVENTS

a) Loan Receivable

On October 6, 2003, the Company and The Innes Group, Inc. agreed to extend the completion date of the asset-purchase agreement to February 6, 2004. All other details of the agreement remain the same.

Refer to Note 4

b) Common stock

On December 10, 2003, the Board of Directors approved a share consolidation of the Company's outstanding common stock on the basis of one new share for forty old shares. The consolidation has not been initiated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with accountants during the last two years.

ITEM 8A. CONTROLS AND PROCEDURES

The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Registrant's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Registrant's management carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Registrant's chief executive officer and chief financial officer concluded that the Registrant's disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the year ended September 30, 2003.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of its evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, municipality of residence, age and position held of the directors and executive officers of the Registrant are as follows:

Name	Age	Position Held
Michael Hart	52	President, Principal Executive Officer, Secretary, Treasurer and Principal Financial Officer
Arthur Evans	72	Director

All directors have a term of office expiring at the next annual general meeting of the Registrant, unless re-elected or earlier vacated in accordance with the bylaws of the Registrant. All officers have a term of office lasting until their removal or replacement by the board of directors.

Mr. Hart became a director of the Registrant on December 15, 1999 and he became the Registrants corporate secretary and principal financial officer on August 11, 2000. Mr. Hart also agreed, at the board of directors request, to accept the position of President and Principal Executive Officer on March 7, 2003, replacing Mr. Cameron Fink who resigned.

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

None of the Registrant's current officers are employed directly by the Registrant, and all officers devote less than 10% of their time to the Registrant's business. All of the Registrant's officers and directors devote a significant amount of their time to other interests or competing businesses, which may conflict with the operations and business of the Registrant.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2003 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10. EXECUTIVE COMPENSATION.

Directors and Officers of the Registrant have received the following compensation for the fiscal year ending September 30, 2003:

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compen-sation ($)	(f) Restricted Stock Award(s) ($)	(g) Securities Under Options/ SARs (#)	(h) LTIP Payouts ($)	(i) All Other Compen-sation ($)

Michael Hart Director CEO, President & Secretary	2003 2002 2001	- - -	- - -	477 - 326	- - -	- - -	- - -	- - -

Arthur Evans Director	2003 2002 2001	- - -	- - -	- - -	- - -	- - -	- - -	- - -

David Bennett Former Vice-President of Exploration and Director	2003 2002 2001	- - -	- - -	- 650 7,879	- - -	- - -	- - -	- - -

Cameron Fink Former President and Director	2003 2002 2001	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)Of the 60,000 shares reported to be held under option, 10,000 are attributable to Mr. David Bennett's spouse Jenni Lean. The options are held within a family trust of which Mr. Bennett and Jenni Lean are beneficiaries.

Option/SAR Grants

There were no option/SAR Grants during the 2003, 2002 or 2001 fiscal years.

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

Option /Sar Grants in the 2003 Fiscal Year: Nil

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2003, 2002 or 2001 fiscal years.

			Number of securities underlying unexercised options as of December 12, 2003(#)	Value of unexercised in-the-money options December 12, 2003(1)($)

Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable

Arthur Evans	nil	nil	15,000/0	Nil/nil

Michael Hart	nil	nil	15,000/0	Nil/nil

(1) Based on a December 12, 2003 closing price of $0.01 per share.

Future Compensation of Our Officers

For the fiscal year ending September 30, 2004, we do not intend to pay Mr. Michael Hart, our president, chief executive officer, corporate secretary and treasurer any compensation, bonus or options.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2000 Incentive/or Nonqualified Stock Option Plan.

Compensation of Directors

We do not have any plans to pay our directors any money. We do not intend to grant our directors any additional options, than those already granted in 2000, for serving on our board of directors.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant's securities are recorded on the books of its transfer agent in registered form. However, a substantial amount of such shares are registered in the name of intermediaries, such as, brokerage houses and clearing houses on behalf of their respective clients and the Registrant does not have knowledge of the beneficial owners thereof. The Registrant is controlled by Trans-Orient Petroleum Ltd., an associated corporation that owns a controlling interest consisting of 8,200,000 shares (49.4%) of the outstanding shares of the Registrant.

As of December 12, 2003, the Registrant had an authorized share capital of 100,000,000 shares of Common Stock with a par value of $0.00001 per share, of which 16,600,000 shares were issued and outstanding.

The following table sets forth, as of December 12, 2003, the beneficial shareholdings of persons or entities holding five per cent (5%) or more of the Registrant's common stock, each director individually, and each named executive officer and all directors and officers of the Registrant as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class

Michael Hart 3331 Beach Avenue Roberts Creek, BC V0N 2W0	15,000(1)	President and Director	0.09%

Arthur Evans Suite 403-2008 Fullerton Ave. Vancouver, BC V7P 3G7	15,000(1)	Director	0.09%

All officers and directors as a group (2 persons)	30,000		0.18%

Trans-Orient Petroleum Ltd. 1407-1050 Burrard Street, Vancouver, British Columbia V6Z 2S3	13,200,000 shares(2)		61.0%

Alex Guidi 1408-1050 Burrard Street Vancouver BC V6Z 2S3	1,477,500 shares		8.9%

(1) These shares represent Common Stock that may be acquired within the next 60 days under a stock option held by the individual.

(2) Of the 13,200,000 shares of Common Stock reported, 5,000,000 shares are attributable to shares of Common Stock issuable under warrants within the next 60 days. Trans-Orient Petroleum Ltd. is a publicly owned company with a registered office in Vancouver, British Columbia.

Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our company, with the exception of the acquisition of Touchpoint Metrics. Certain arms-length corporations and individuals may acquire a controlling interest in our Company, resultant from the issuance of securities to acquire Touchpoint Metrics.

As at December 12, 2003, Trans-Orient Petroleum Ltd. owns 8,200,000, or approximately 49.4%, of the issued and outstanding shares of Common Stock and has the right to acquire a further 5,000,000 shares of Common Stock through the exercise of fully vested options and warrants. Upon full exercise of these options and warrants and assuming no other issuances by the Registrant to other parties, Trans-Orient Petroleum Ltd. can increase its ownership to 61% of the Registrant and thereby effectively control the Registrant. Trans-Orient Petroleum Ltd. is a Yukon incorporated, publicly-traded company with its head office located in Vancouver, BC, Canada.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS

The following transactions are reported as transactions between the Registrant and a related party for the last two years prior:

During the fiscal year the Registrant incurred $24,178 (2002 fiscal year: $56,532) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient, an affiliate of the Registrant. This amount represents costs incurred by DLJ on behalf of the Company for administrative and accounting services. In addition, Trans-Orient Petroleum Ltd. has warrants to acquire up to 5,000,000 more shares of Common Stock. Additionally, Mr. Alex Guidi, an affiliate of the Registrant, is also the former President and a former member of the board of directors of Trans-Orient Petroleum Ltd. Mr. Guidi is a controlling shareholder of the Registrant.

Investments for the 2003 fiscal year consist of common shares of Trans-Orient and Gondwana. 600,000 common shares of Gondwana that were to be issued upon a commercial discovery being located on PEP 38723, prior to October 30, 2002, expired as there was no discovery.

During the 2003 fiscal year, the Company paid $477 (September 30, 2002: $650) in consulting fees to a director of the Company.

At September 30, 2003 the Company owed Indo-Pacific Nil (September 30, 2002: $11,967).

During the 2003 fiscal year, the Company paid affiliated company, TAG $3,199 in rent, pursuant to a previously signed rental agreement, for the Company's use of office space owned by TAG. The month-to-month payments of CAD$1,000 continued until termination in February 2003.

Payments made to DLJ were on a cost basis with no mark-up, based on time spent by the employees of DLJ providing accounting and administrative services for the Registrant. The Registrant believes that it would have had to pay more for these services if it had sought such services from unaffiliated third-parties.

TRANSACTIONS WITH MR. GUIDI

In addition to his former position in the management of the Registrant, Mr. Alex Guidi is a promoter of the Registrant. During the previous five-year period Mr. Guidi received directly or indirectly, from the Registrant the following:

On March 4, 2003, the Registrant entered into an agreement with International Resource Management Corporation, a private company wholly-owned by Alex Guidi, to re-purchase 3,000,000 shares of Common Stock at a price of $0.01 per share. The shares of the Registrant have been cancelled and returned to treasury. As a result of this transaction, the Registrants common stock issued and outstanding has changed from 19,600,000 to 16,600,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are incorporated herein by reference from our Form 10-SB registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 000-30087:

Exhibit
Number     Description

3.1             Articles of Incorporation, as filed February 20, 1997
3.2             Bylaws
3.3             Articles of Amendment to the Articles of Incorporation, as filed on July 27, 1998

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 7, 2003:

10.1             Loan agreement between Innes and Touchpoint Metrics

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 5, 2003:

99.1             Share purchase agreement with Alex Guidi

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on June 10, 2003:

10.2             Loan Agreement extension

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 5, 2003:

10.3             PEP 38256 Withdrawal Notice

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on October 6, 2003:

10.4             Loan Agreement extension

The following exhibits are filed with this report:

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer Chief Financial Officer).

99.1	Audit Committee Charter

99.2	Disclosure Committee Charter

(b) Reports on Form 8-K

On October 6, 2003, we filed a Form 8-K with the Securities and Exchange Commission stating that on October 6, 2003, the Company and The Innes Group, Inc. agreed to extend the loan agreement from a completion date of October 6, 2003 to February 6, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003- $10,000
2002- $5,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003- $Nil
2002- $Nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003- $Nil
2002 - $Nil

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003- $Nil
2002- $Nil

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December 2003.

AMG Oil Ltd. (Registrant)

BY:	/s/Michael Hart Michael Hart, President, Principal Executive Officer, Secretary, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/Michael Hart Michael Hart	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and member of the Board of Directors	December 29, 2003

/s/Arthur Evans Arthur Evans	Member of the Board of Directors	December 29, 2003