Form 10QSB
period 2003-12-31
AMG OIL LTD
filed 2004-02-13
CIK 1109504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Balance Sheets

December 31,	December 31,	September 30,
2003	2002	2003
(Unaudited - Prepared	(Unaudited - Prepared	(Audited)
by Management)	by Management)
Assets
Current
Cash	$ 49,742	$ 153,200	$ 56,740
Accounts receivable	-	163	-
Prepaid expenses	2,500	-	-

	52,242	153,363	56,740

Investments	10,993	10,993	10,993
Loan receivable	30,000	-	30,000
Property and equipment	2,073	2,793	2,214
Oil and gas interest	-	286,331	-

Total Assets	$ 95,308	$ 453,480	$ 99,947

Liabilities
Current
Accounts payable and accrued liabilities	$ 11,000	$ 5,938	$ 6,947
Due to related parties	1,952	14,832	-

Total Liabilities	12,952	20,770	6,947

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value 100,000,000 shares authorized
Issued and outstanding at December 31,
2003: 16,600,000 shares
2002: 19,600,000 shares	166	196	166
Additional paid-in capital	2,835,709	2,861,105	2,835,709
Deficit accumulated during the development stage	(2,753,519)	(2,428,591)	(2,742,875)

Total Stockholders' Equity	82,356	432,710	93,000

Total Liabilities and Stockholders' Equity	$ 95,308	$ 453,480	$ 99,947

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Operations (Unaudited - Prepared by Management)

Cumulative
from Inception
Three Months	Three Months	on February 20,
Ended	Ended	1997 to
December 31,	December 31,	December 31,
2003	2002	2003

Expenses

General and administrative	$ 10,775	$ 27,347	$ 774,454
Loss on sale of investment	-	-	16,135
Write-down of investment	-	-	234,780

	(10,775)	(27,347)	(1,025,369)

Other Income

Interest income	131	570	59,260

Loss before discontinued operations	(10,644)	(26,777)	(966,109)

Loss from discontinued operations	-	(752)	(1,787,410)

Net loss for the period	$ (10,644)	$ (27,529)	$ (2,753,519)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.17)

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Cash Flows (Unaudited - Prepared by Management)

Cumulative
from Inception
Three Months	Three Months	on February 20,
Ended	Ended	1997 to
December 31,	December 31,	December 31,
2003	2002	2003

Operating Activities
Net loss for the period	$ (10,644)	$ (27,529)	$ (2,753,519)
Adjustments to reconcile net loss to cash applied to operating activities:
Depreciation	141	193	3,816
Compensation expense from stock options	-	5,034	184,875
Gain on forgiveness of debt from related company			22,234
Loss on sale of investments	-	-	16,135
Write-down of investments	-	-	234,780
Write-off of oil and gas interest	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	(6,939)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	4,053	775	11,000
Due to related parties	1,952	414	(20,282)
Prepaid expenses	(2,500)	-	(2,500)

Net cash used in operating activities	(6,998)	(21,113)	(477,880)

Financing Activity
Common shares re-purchased for cash	-	-	2,681,000
Common shares re-purchased with cash	-	-	(30,000)

Net cash provided by financing activities	-	-	2,651,000

Investing Activities
Loan receivable			(30,000)
Purchase of investments	-	-	(324,856)
Proceeds from sale of investments	-	-	72,948
Oil and gas exploration expenditures	-	-	(1,835,581)
Purchase of property and equipment	-	-	(5,889)

Net cash used in investing activities	-	-	(2,123,378)

Net increase (decrease) in cash during the period	(6,998)	(21,113)	49,742
Cash position - Beginning of period	56,740	174,313	-

Cash position - End of period	$ 49,742	$ 153,200	$ 49,742

Supplemental disclosure of
non-cash investing activities:
Purchase of investments	$ -	$ -	$ (10,000)

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Changes in Stockholders' Equity (Unaudited - Prepared by Management)

For the Three Months Ended December 31, 2003

				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
			Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at September 30, 2003	16,600,000	$ 166	$ 2,835,709	$ (2,742,875)	$ 93,000

Net loss during the period				(10,644)	(10,644)

Balance at December 31, 2003	16,600,000	$ 166	$ 2,835,709	$ (2,753,519)	$ 82,356

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Consolidated Interim Financial Statements (Unaudited - Prepared by Management)

For the Three Months Ended December 31, 2003 and 2002

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

The Company is a development stage enterprise and is required to identify that these consolidated financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on the acquisition and development of Touchpoint Metrics.

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

Refer to Note 4 and 9

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2003 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Refer to Note 5

NOTE 4 - LOAN RECEIVABLE

On March 7, 2003, the Company entered into a $30,000 loan agreement with The Innes Group, Inc. ("Innes"), a private California based company. The loan receivable is to be used as an initial payment against the acquisition price of Touchpoint Metrics, an asset owned solely by Innes, if an asset-purchase agreement can be completed by the mutually extended completion date of February 6, 2004.

In the event that an asset purchase agreement is not negotiated by February 6, 2004, the loan will be converted to a promissory note bearing interest at a rate of 5% per year starting March 1, 2004, payable monthly over three years until the principal is paid in full. To secure the full and timely payment of the loan obligations under the promissory note, Innes has granted to the Company, a security interest in the Touchpoint Metrics assets.

Refer to Note 9

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Austral Pacific Energy Ltd. ("Austral") (formerly "Indo-Pacific Energy Ltd."), Trans-Orient Petroleum Ltd. ("Trans-Orient"), TAG Oil Ltd. ("TAG"), Gondwana Energy, Ltd. ("Gondwana") and Verida Internet Corp. ("Verida").

a) Investments

Investments consist of 2,205 common shares of Trans-Orient and 600,000 common shares of Gondwana.

Refer to Note 3

b) Consulting Agreements

During the three months ended December 31, 2003, the Company paid $Nil (2002: $477) in consulting fees to directors of the Company.

c) Due to Related Parties

At December 31, 2003 the Company owed $1,952 (2002: $14,832) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

d) Other

During the three months ended December 31, 2003, the Company incurred $4,241 (2002: $8,861) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. Of the $4,241 incurred to date, $1,952 is owed to DLJ at December 31, 2003.

NOTE 6 - COMMON STOCK

a) Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At December 31, 2003, there were 16,600,000 shares (September 30, 2003: 16,600,000 shares) issued and outstanding.

On December 10, 2003, the Board of Directors approved a share consolidation of the Company's outstanding common stock on the basis of one new share for forty old shares. The consolidation has not been initiated.

b) Stock Options

There have been no changes in the Company's stock options for the periods ended December 31, 2003 and 2002. There are 232,500 shares that can be acquired at a weighted average price of $1.53 per share.

The following stock options are outstanding at December 31, 2003:

Number	Price	Expiry
Of Shares	per Share	Date

217,500	$1.50	June 20, 2005
15,000	$2.00	October 31, 2005

232,500

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the periods ending December 31, 2003 and 2002:

	2003		2002

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Loss before discontinued operations	$ (10,644)	$ (10,644)	$ (26,777)	$ (25,178)

Loss from discontinued operations	-	-	(752)	(752)

Net loss	$ (10,644)	$ (10,644)	$ (27,529)	$ (25,930)

Basic and diluted loss per share:
Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

NOTE 7 - INCOME TAXES

There are no income taxes payable by the Company. At December 31, 2003 the Company has tax pools to offset future taxable income derived in the United States. The benefits of these tax pools have been offset by a valuation allowance of the same amount.

NOTE 8 - COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the presentation of the current period.

NOTE 9 - SUBSEQUENT EVENTS

Loan Receivable

On February 6, 2004, the Company and The Innes Group, Inc. agreed to extend the completion and promissory note conversion dates of the asset-purchase agreement to August 6, 2004 and August 7, 2004, respectively. All other details of the agreement remain the same.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

Factors that could cause actual results to differ materially from those in forward-looking statements include: change of business focus; inability to complete the acquisition of Touchpoint Metrics; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

Our Company was incorporated on February 20, 1997 under the name Trans New Zealand Oil Company by filing our Articles of Incorporation with the Secretary of State in Nevada. We changed our name to AMG Oil Ltd. on July 27, 1998. We are a Vancouver, British Columbia, Canada based company focused on acquiring and developing Touchpoint Metrics, a research consultancy company that has pioneered Touchpoint Mapping(TM), a predictive model that helps enterprise level organizations better understand, interact with and profit from their customers.

The Company does not receive any revenue from its operations and is in a start-up phase with its existing asset and has no significant assets, tangible or intangible, other than the opportunity to acquire and develop Touchpoint Metrics. The Company has no history of earnings and there is no assurance that the business of the Company will be profitable. As at the Company's three-month period ended December 31, 2003, the Company has an accumulated deficit of $2,753,519 and the Company is expected to continue incurring operating losses and accumulating deficits in future periods. The Company has no significant future obligations with respect to Touchpoint Metrics, with the exception of completing the asset-purchase transaction with The Innes Group, Inc.

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

Office and Properties

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

Results of Operations

During the first three months of the current fiscal year, our activities related to the acquisition of Touchpoint Metrics were minimal. We expect to complete, during the current fiscal year, the acquisition relating to our only significant asset being our loan transaction entered into by the Company to acquire Touchpoint Metrics ("Touchpoint") of which we have given a convertible loan of $30,000 to The Innes Goup, Inc., the owner of Touchpoint Metrics. This loan agreement was entered into by both parties with the intention that the loan was to be converted to an initial payment for acquisition of Touchpoint, once an asset-purchase transaction between the Company and The Innes Group, Inc. could be finalized.

We did not generate any revenues from operations during the three months ended December 31, 2003, or during the comparable period. Our sole revenue during the period was $131 in interest income earned on surplus cash balances, compared to $570 for the three months ended December 31, 2002.

Our total general and administrative expenses for the three months ended December 31, 2003 were $10,775 compared to $27,347 for the comparable period last year. For the current period ended December 31, 2003 there were Nil expenses related to amortization of deferred compensation related to our stock option plan versus $5,034 in the comparable period. Salaries were $2,778 compared to $5,835 for the three months ended December 31, 2002 and professional fees were $5,199, versus $8,403 last year. The balance of our general and administrative costs for the three months ended December 31, 2003 consisted of office expenses of $981, telephone expenses of $638, filing fees of $641, and other miscellaneous expenses such as shareholder relations, travel and related costs and amortization of capital assets totaling $538.

As a result of these transactions noted above, we incurred a loss of $10,644 or $0.00 per share for the three months ended December 31, 2003, compared to $27,529 or $0.00 per share for the same period last year.

Liquidity and Capital Resources

During the three months ended December 31, 2003 and 2002, we did not have any financing or investing activities.

At December 31, 2003 our current assets totaled $52,242 compared to $56,740 at the beginning of the fiscal year, or $153,363 for the comparable period at December 31, 2002. Our current assets consisted of $49,742 in cash and $2,500 in prepaid expenses. Our current liabilities at December 31, 2003 were $12,952, of which $1,952 was due to related parties for administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's FORM 10-KSB, filed on December 29, 2003. The most recent pronouncements are, however, disclosed below:

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

Item 3. Controls and Procedures.

Michael Hart, our Principal Financial Officer and our Principal Executive Officer has established and is currently maintaining disclosure controls and procedures for us. The disclosure controls and procedures have been designed to ensure that material information relating to us is made known to them as soon as it is known by others within our organization.

Our Principal Executive Officer who is also our Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of our disclosure controls and procedures and has concluded, based on his evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

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
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2004.

AMG OIL LTD. (Registrant)
BY:	/s/ Michael Hart Michael Hart, Principal Executive Officer and Principal Financial Officer