Form 10QSB
period 2004-03-31
AMG OIL LTD
filed 2004-05-14
CIK 1109504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements.
AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Balance Sheets

March 31,	March 31,	September 30,
2004	2003	2003
(Unaudited - Prepared	(Unaudited - Prepared	(Audited)
by Management)	by Management)
Assets
Current
Cash	$ 32,743	$ 74,788	$ 56,740
Accounts receivable	-	58	-
Prepaid expenses	2,500	-	-

	35,243	74,846	56,740

Loan receivable	30,000	30,000	30,000
Investments	10,993	10,993	10,993
Property and equipment	1,932	2,600	2,214
Oil and gas interest	-	1	-

Total Assets	$ 78,168	$ 118,440	$ 99,947

Liabilities
Current
Accounts payable and accrued liabilities	$ -	$ 871	$ 6,947
Due to related parties	1,902	21,714	-

Total Liabilities	1,902	22,585	6,947

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at March 31,
2004: 16,600,000 shares
2003: 16,600,000 shares	166	166	166
Additional paid-in capital	2,835,709	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,759,609)	(2,740,020)	(2,742,875)

Total Stockholders' Equity	76,266	95,855	93,000

Total Liabilities and Stockholders' Equity	$ 78,168	$ 118,440	$ 99,947

See accompanying notes to the consolidated financial statements
AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Operations (Unaudited - Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Six Months	Six Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003	2004

Expenses

General and administrative	$ 6,197	$ 19,894	$ 16,972	$ 47,993	$ 780,651
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	-	234,780

	(6,197)	(19,894)	(16,972)	(47,993)	(1,031,566)

Other Income

Interest income	107	371	238	941	59,367

Loss before discontinued operations	(6,090)	(19,523)	(16,734)	(47,052)	(972,199)

Loss from discontinued operations	-	(291,906)	-	(291,906)	(1,787,410)

Net loss for the period	$ (6,090)	$ (311,429)	$ (16,734)	$ (338,958)	$ (2,759,609)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.14)

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Cash Flows (Unaudited - Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Six Months	Six Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2004	2003	2004	2003	2004

Operating Activities
Net loss for the period	$ (6,090)	$ (311,429)	$ (16,734)	$ (338,958)	$ (2,759,609)
Adjustments to reconcile net loss to
cash applied to operating activities:
Depreciation	141	193	282	386	3,957
Compensation expense from stock options	-	4,574	-	9,608	184,875
Gain on forgiveness of debt from related compnay		-	-	-	22,234
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	-	234,780
Write-down of oil and gas interest	-	286,330	-	286,330	1,832,520
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Changes in non-cash working capital:
Accounts receivable	-	105	-	105	-
Accounts payable and accrued Liabilities	(11,000)	(5,067)	(6,947)	(4,292)	-
Due to related parties	(50)	7,296	1,902	7,296	(20,332)
Prepaid expenses	-	(414)	(2,500)	-	(2,500)

Net cash used in operating activities	(16,999)	(18,412)	(23,997)	(39,525)	(494,879)

Financing Activities
Common shares issued for cash	-	-	-	-	2,681,000
Common shares re-purchased with cash	-	(30,000)	-	(30,000)	(30,000)

Net cash provided by (used in) financing activities	-	(30,000)	-	(30,000)	2,651,000

Investing Activities
Loan receivable	-	(30,000)	-	(30,000)	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	-	72,948
Oil and gas exploration expenditures	-	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)

Net cash used in investing activities	-	(30,000)	-	(30,000)	(2,123,378)

Net increase (decrease) in cash during the period	(16,999)	(78,412)	(23,997)	(99,525)	32,743
Cash position - Beginning of Period	49,742	153,200	56,740	174,313	-

Cash position - End of period	$ 32,743	$ 74,788	$ 32,743	$ 74,788	$ 32,743

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Changes in Stockholders Equity (Unaudited - Prepared by Management)

For the Six Months Ended March 31, 2004

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'

	Shares	Amount	Capital	Stage	Equity

Balance at September 30,
2003	16,600,000	$ 166	$ 2,835,709	$ (2,742,875)	$ 93,000

Net loss during the period				(16,734)	(16,734)

Balance at March 31,
2004	16,600,000	$ 166	$ 2,835,709	$ (2,759,609)	$ 76,266

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Changes in Stockholders Equity (Unaudited - Prepared by Management)

For the Six Months Ended March 31, 2004 and 2003

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company was incorporated under the laws of the State of Nevada as Trans New Zealand Oil Company on February 20, 1997. The Company's name was subsequently changed to AMG Oil Ltd. on July 27, 1998. The current business of the Company is the acquisition of suitable international oil and gas properties.

The Company is a development stage enterprise and is required to identify that these consolidated financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable international oil and gas properties.

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

Refer to Note 4 and 9

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2003 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

Investments are comprised of 2,205 common shares (2003: 2,205 shares) of Trans-Orient Petroleum Ltd. ("Trans-Orient") acquired at a cost of $235,773 (2003: $235,773) and having a fair value of $993 (2003: $993) and 600,000 common shares (2003: 600,000) of Gondwana Energy, Ltd. ("Gondwana") acquired at a deemed cost of $10,000 and having a fair value of $10,000 (2003: $10,000).

Refer to Note 5

NOTE 4 - LOAN RECEIVABLE

On March 7, 2003, the Company entered into a $30,000 loan agreement with The Innes Group, Inc. ("Innes"), a private California based company. The loan receivable was to be used as an initial payment against the acquisition price of Touchpoint Metrics, an asset owned solely by Innes, if an asset-purchase agreement could be completed by the mutually extended completion date of August 6, 2004.

In the event that an asset purchase agreement was not negotiated by August 6, 2004, the loan was to be converted to a promissory note bearing interest at a rate of 5% per year starting August 6, 2004, payable monthly over three years until the principal is paid in full.

To secure the full and timely payment of the loan obligations under the promissory note, Innes has granted to the Company, a security interest in the Touchpoint Metrics assets.

Refer to Note 9

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Austral Pacific Energy Ltd. ("Austral") (formerly "Indo-Pacific Energy Ltd."), Trans-Orient Petroleum Ltd. ("Trans-Orient"), and Gondwana Energy, Ltd. ("Gondwana").

a) Investments

Investments consist of 2,205 common shares of Trans-Orient and 600,000 common shares of Gondwana.

Refer to Note 3

b) Consulting Agreements

During the six months ended March 31, 2004, the Company paid $Nil (2003: $477) in consulting fees to directors of the Company.

c) Due to Related Parties

At March 31, 2004 the Company owed $1,902 (2003: $21,714) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

d) Other

During the six months ended March 31, 2004, the Company incurred $9,706 (2003: $15,201) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. Of the $9,706 incurred to date, $1,902 is owed to DLJ at March 31, 2004.

NOTE 6 - COMMON STOCK

a) Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At March 31, 2004, there were 16,600,000 shares (September 30, 2003: 16,600,000 shares) issued and outstanding.

On December 10, 2003, the Board of Directors approved a share consolidation of the Company's outstanding common stock on the basis of one new share for forty old shares. The consolidation has not been initiated.

b) Stock Options

There have been no changes in the Company's stock options for the periods ended March 31, 2004 and 2003. There are 232,500 shares that can be acquired at a weighted average price of $1.53 per share.

The following stock options are outstanding at March 31, 2004:

Number	Price	Expiry
Of Shares	per Share	Date

217,500	$1.50	June 20, 2005
15,000	$2.00	October 31, 2005

232,500

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the periods ending March 31, 2004 and 2003:

As at March 31,	2004		2003

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Loss before discontinued operations	$ (16,734)	$ (16,734)	$ (47,052)	$ (47,052)

Loss from discontinued operations	-	-	(291,906)	(291,906)

Net loss	$ (16,734)	$ (16,734)	$ (338,958)	$ (338,958)

Basic and diluted loss per share:
Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.02)

	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.02)

NOTE 7 - INCOME TAXES

There are no income taxes payable by the Company. At March 31, 2004 the Company has tax pools to offset future taxable income derived in the United States. The benefits of these tax pools have been offset by a valuation allowance of the same amount.

NOTE 8 - COMPARATIVE FIGURES

Certain comparative figures have been restated to conform to the presentation of the current period.

NOTE 9 - SUBSEQUENT EVENTS

Loan Receivable

On April 21, 2004 the Company gave notice to The Innes Group, Inc. that the Company does not wish to proceed with the acquisition of Touchpoint Metrics and therefore does not want to convert the US$30,000 advance into equity in the assets referred to in the Loan Agreement dated March 7, 2003 and as extended thereafter. The advance will convert to a promissory note on August 6, 2004.

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

Factors that could cause actual results to differ materially from those in forward-looking statements include: the change of business focus; inability to complete an acquisition of suitable oil and gas properties; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

Our Company was incorporated on February 20, 1997 under the name Trans New Zealand Oil Company by filing our Articles of Incorporation with the Secretary of State in Nevada. We changed our name to AMG Oil Ltd. on July 27, 1998. We are a Vancouver, British Columbia, Canada based company focused on acquiring suitable international oil and gas properties, specifically in New Zealand.

The Company does not receive any revenue from its operations and is in a start-up phase and has no significant assets, tangible or intangible, other than the opportunity to acquire potentially suitable international oil and gas properties for exploration. The Company has no history of earnings and there is no assurance that the business of the Company will be profitable. As at the Company's six-month period ended March 31, 2004, the Company has an accumulated deficit of $2,759,609 and the Company is expected to continue incurring operating losses and accumulating deficits in future periods. The Company has no significant future obligations or expected changes with respect to any of its assets, with the exception of the loan receivable of $30,000 converting to a promissory note bearing interest at a rate of 5% payable monthly over three years.

Currently our only significant assets are cash and our loan receivable that was entered into by the Company in March of 2003 with the intention of the Company being to acquire Touchpoint Metrics. On April 21, 2004 the Company gave notice to The Innes Group, Inc. that the Company does not wish to proceed with the acquisition of Touchpoint Metrics and therefore does not want to convert the US$30,000 advance into equity in the assets referred to in the Loan Agreement dated March 7, 2003 and as extended thereafter. The advance will convert to a promissory note on August 6, 2004.

We currently have ongoing obligations with respect to our corporate operations and we expect to need to place additional equity securities with investors, in order to raise the capital required for our ongoing activities until such time that we can generate revenues from operations.

There can be no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. We now propose to derive all of our revenue from the intended acquisition of suitable international oil and gas properties.

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

We currently have no revenue producing assets and at present. Our sole assets at March 31, 2004 were cash, Investments in related parties and our loan receivable.

Results of Operations

During the first six months of the current fiscal year, our activities consisted of electing to not proceed with the acquisition of Touchpoint Metrics and re-focusing our objectives to acquire suitable international oil and gas exploration properties.

We did not generate any revenues from operations during the six months ended March 31, 2004, or during the comparable period. Our sole revenue during the period was $238 in interest income earned on surplus cash balances, compared to $941 for the six months ended March 31, 2003.

Our total general and administrative expenses for the six months ended March 31, 2004 were $16,972 compared to $47,993 for the comparable period last year. For the current period ended March 31, 2004 there were Nil expenses related to amortization of deferred compensation related to our stock option plan versus $9,608 in the comparable period. Salaries were $6,786 compared to $9,487 for the six months ended March 31, 2003 and professional fees were $5,199, versus $14,963 last year. The balance of our general and administrative costs for the six months ended March 31, 2004 consisted of office expenses of $734, telephone expenses of $1,065, filing fees of $1,880, and other miscellaneous expenses such as shareholder relations, travel and related costs and amortization of capital assets totaling $1,308.

As a result of these transactions noted above, we incurred a loss of $16,734 or $0.00 per share for the six months ended March 31, 2004, compared to a loss of $338,958, inclusive of a $286,330 write-down of an oil and gas interest, or $0.02 per share for the same period last year.

Liquidity and Capital Resources

During the six months ended March 31, 2004 we did not have any financing or investing activities. For the comparable period last year the Company's financing activities consisted of re-purchasing, for cancellation and return to treasury, 3,000,000 common shares of the Company at a price of $0.01 per share, resulting in a change in the Company's outstanding shares issued from 19,600,000 to 16,600,000. The Company's sole investing activity for the period ended March 31, 2003 consisted of a $30,000 loan to The Innes Group, Inc.

At March 31, 2004 our current assets totaled $35,243 compared to $56,740 at the beginning of the fiscal year, or $74,846 for the comparable period at March 31, 2003. Our current assets consisted of $32,743 in cash and $2,500 in prepaid expenses. Our current liabilities at March 31, 2004 were $1,902, which was due to a related party for administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next twelve months, unless an acquisition of an oil and gas exploration property is undertaken during this period. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2004.

AMG OIL LTD. (Registrant)
BY:	/s/ Michael Hart Michael Hart, Principal Executive Officer and Principal Financial Officer