Form 10QSB
period 2004-06-30
AMG OIL LTD
filed 2004-07-30
CIK 1109504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 16,600,000 outstanding as of July 29, 2004.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Balance Sheets

June 30,	June 30,	September 30,
2004	2003	2003
(Unaudited - Prepared	(Unaudited - Prepared	(Audited)
by Management)	by Management)
Assets
Current
Cash	$ 26,445	$ 65,337	$ 56,740
Accounts receivable	-	61	-
Prepaid expenses	2,500	-	-

	28,945	65,398	56,740

Loan receivable	30,000	30,000	30,000
Investments	10,993	10,993	10,993
Property and equipment	1,791	2,407	2,214
Oil and gas interest	-	-	-

Total Assets	$ 71,729	$ 108,798	$ 99,947

Liabilities
Current
Accounts payable and accrued liabilities	$ -	$ -	$ 6,947
Due to related parties	2,544	26,698	-

Total Liabilities	2,544	26,698	6,947

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at June 30,
2004: 16,600,000 shares
2003: 16,600,000 shares	166	166	166
Additional paid-in capital	2,835,709	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,766,690)	(2,753,775)	(2,742,875)

Total Stockholders' Equity	69,185	82,100	93,000

Total Liabilities and Stockholders' Equity	$ 71,729	$ 108,798	$ 99,947

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Operations (Unaudited - Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004

Expenses

General and administrative	$ 7,144	$ 12,394	$ 24,116	$ 60,387	$ 787,795
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	-	234,780

	(7,144)	(12,394)	(24,116)	(60,387)	(1,038,710)

Other Income

Interest income	63	206	301	1,147	59,430

Loss before discontinued operations	(7,081)	(12,188)	(23,815)	(59,240)	(979,280)

Loss from discontinued operations	-	(1,567)	-	(293,473)	(1,787,410)

Net loss for the period	$ (7,081)	$ (13,755)	$ (23,815)	$ (352,713)	$ (2,766,690)

Basic and diluted loss
per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.17)

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Cash Flows (Unaudited - Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004

Operating Activities
Net loss for the period	$ (7,081)	$ (13,755)	$ (23,815)	$ (352,713)	$ (2,766,690)
Adjustments to reconcile net loss to
cash applied to operating activities:
Depreciation	141	193	423	579	4,098
Compensation expense from stock options	-	-	-	9,608	184,875
Gain on forgiveness of debt from related company		-	-	-	22,234
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	-	234,780
Write-down of oil and gas interest	-	1	-	286,331	1,832,520
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Changes in non-cash working capital:
Accounts receivable	-	(3)	-	102	-
Accounts payable and accrued Liabilities	-	(871)	(6,947)	(5,163)	-
Due to related parties	642	4,984	2,544	12,280	(19,690)
Prepaid expenses	-	-	(2,500)	-	(2,500)

Net cash used in operating activities	(6,298)	(9,451)	(30,295)	(48,976)	(501,177)

Financing Activities
Common shares issued for cash	-	-	-	(30,000)	2,681,000
Common shares re-purchased with cash	-	-	-	-	(30,000)

Net cash provided by (used in) financing activities	-	-	-	(30,000)	2,651,000

Investing Activities
Loan receivable	-	-	-	(30,000)	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	-	72,948
Oil and gas exploration expenditures	-	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)

Net cash used in investing activities	-	-	-	(30,000)	(2,123,378)

Net increase (decrease) in cash during the period	(6,298)	(9,451)	(30,295)	(108,976)	26,445
Cash position - Beginning of Period	32,743	74,788	56,740	174,313	-

Cash position - End of period	$ 26,445	$ 65,337	$ 26,445	$ 65,337	$ 26,445

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Changes in Stockholders Equity (Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2004

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'

	Shares	Amount	Capital	Stage	Equity

Balance at September 30, 2003	16,600,000	$ 166	$ 2,835,709	$ (2,742,875)	$ 93,000

Net loss during the period				(23,815)	(23,815)

Balance at June 30, 2004	16,600,000	$ 166	$ 2,835,709	$ (2,766,690)	$ 69,185

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Consolidated Interim Financial Statements (Unaudited - Prepared by Management)

For the Nine Months Ended June 30, 2004 and 2003

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

Refer to Note 4

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2003 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Austral Pacific Energy Ltd. ("Austral") (formerly "Indo-Pacific Energy Ltd.") and Trans-Orient Petroleum Ltd. ("Trans-Orient").

a) Investments

Investments consist of 2,205 common shares of Trans-Orient and 600,000 common shares of Gondwana.

Refer to Note 3

b) Consulting Agreements

During the Nine months ended June 30, 2004, the Company paid $Nil (2003: $477) in consulting fees to directors of the Company.

c) Due to Related Parties

At June 30, 2004 the Company owed $2,544 (2003: $26,698) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

d) Other

During the Nine months ended June 30, 2004, the Company incurred $15,693 (2003: $20,433) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. Of the $15,693 incurred to date, $2,544 is owed to DLJ at June 30, 2004.

NOTE 6 - COMMON STOCK

a) Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2004, there were 16,600,000 shares (September 30, 2003: 16,600,000 shares) issued and outstanding.

On December 10, 2003, the Board of Directors approved a share consolidation of the Company's outstanding common stock on the basis of one new share for forty old shares. The consolidation has not been initiated.

b) Stock Options

There have been no changes in the Company's stock options for the periods ended June 30, 2004 and 2003. There are 232,500 shares that can be acquired at a weighted average price of $1.53 per share.

The following stock options are outstanding at June 30, 2004:

Number	Price	Expiry
Of Shares	per Share	Date

217,500	$1.50	June 20, 2005
15,000	$2.00	October 31, 2005

232,500

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the periods ending June 30, 2004 and 2003:

As at June 30,	2004		2003

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Loss before discontinued operations	$ (23,815)	$ (23,815)	$ (59,240)	$ (59,240)

Loss from discontinued operations	-	-	(293,473)	(293,473)

Net loss	$ (23,815)	$ (23,815)	$ (352,713)	$ (352,713)

Basic and diluted loss per share:
Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.02)

	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.02)

NOTE 7 - INCOME TAXES

There are no income taxes payable by the Company. At June 30, 2004 the Company has tax pools to offset future taxable income derived in the United States. The benefits of these tax pools have been offset by a valuation allowance of the same amount.

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

The Company does not receive any revenue from its operations and is in a start-up phase and has no significant assets, tangible or intangible, other than the opportunity to acquire potentially suitable international oil and gas properties for exploration. The Company has no history of earnings and there is no assurance that the business of the Company will be profitable. As at the Company's nine-month period ended June 30, 2004, the Company has an accumulated deficit of $2,766,690 and the Company is expected to continue incurring operating losses and accumulating deficits in future periods. The Company has no significant future obligations or expected changes with respect to any of its assets, with the exception of the loan receivable of $30,000 converting to a promissory note bearing interest at a rate of 5% payable monthly over three years.

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

The Registrant receives corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Ltd., based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis.

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

We currently have no revenue producing assets and at present. Our sole assets at June 30, 2004 were cash, prepaid expenses, Investments in related parties and our loan receivable.

Results of Operations

During the first nine months of the current fiscal year, our activities consisted of electing to not proceed with the acquisition of Touchpoint Metrics and re-focusing our objectives to acquire suitable international oil and gas exploration properties.

We did not generate any revenues from operations during the nine months ended June 30, 2004, or during the comparable period. Our sole revenue during the period was $301 in interest income earned on surplus cash balances, compared to $1,147 for the nine months ended June 30, 2003.

Our total general and administrative expenses, including costs associated with discontinued items, for the nine months ended June 30, 2004 were $24,116 compared to $67,529 for the comparable period last year. For the current period ended June 30, 2004 there were Nil expenses related to amortization of deferred compensation related to our stock option plan versus $9,608 in the comparable period. Salaries were $10,203 compared to $12,552 for the nine months ended June 30, 2003 and professional fees were $5,866, versus $22,617 last year. The balance of our general and administrative costs for the nine months ended June 30, 2004 consisted of office expenses of $1,273, telephone expenses of $1,527, filing fees of $2,536, and other miscellaneous expenses such as shareholder relations, travel and related costs and amortization of capital assets totaling $2,711.

As a result of these transactions noted above, we incurred a loss of $23,815 or $0.00 per share for the nine months ended June 30, 2004, compared to a loss of $352,713, inclusive of a $286,331 write-down of an oil and gas interest, or $0.02 per share for the same period last year.

Liquidity and Capital Resources

During the nine months ended June 30, 2004 we did not have any financing or investing activities. For the comparable period last year the Company's financing activities consisted of re-purchasing, for cancellation and return to treasury, 3,000,000 common shares of the Company at a price of $0.01 per share, resulting in a change in the Company's outstanding shares issued from 19,600,000 to 16,600,000. The Company's sole investing activity for the period ended June 30, 2003 consisted of a $30,000 loan to The Innes Group, Inc.

At June 30, 2004 our current assets totaled $28,945 compared to $56,740 at the beginning of the fiscal year, or $65,398 for the comparable period at June 30, 2003. Our current assets consisted of $26,445 in cash and $2,500 in prepaid expenses. Our current liabilities at June 30, 2004 were $2,544, which was due to a related party for administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to maintain our corporate operations for the next twelve months, unless an acquisition of an oil and gas exploration property is undertaken during this period. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29 day of July, 2004.

AMG OIL LTD. (Registrant)
BY:	/s/ Michael Hart Michael Hart, Principal Executive Officer and Principal Financial Officer