Form 10-K
period 2004-09-30
AMG OIL LTD
filed 2004-12-27
CIK 1109504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

Yes ☐     No ☒

The issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of December 20, 2004 is: $346,125

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 16,600,000 outstanding as of May 12, 2003.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

AMG Oil Ltd. (the "Registrant"), a company engaged in the acquisition and, formerly, exploration of mineralized properties, was incorporated on February 20, 1997 under the name "Trans New Zealand Oil Company" by filing its Articles of Incorporation with the Secretary of State of Nevada. The Registrant changed its name to AMG Oil Ltd. on July 27, 1998. The Registrant's fiscal year end is September 30.

The Registrant's operations are conducted through its corporate office located at #1407-1050 Burrard Street, Vancouver, British Columbia, Canada V6Z 2S3. In previous years, the Company conducted its exploration activities in New Zealand and focused on Petroleum Exploration Permit 38256 ("PEP 38256" or the "Permit"), further described below. The Registrant withdrew from the permit and assigned its interest to the other participants in the permit during the 2003 fiscal year. The Company had intended to focus to complete the acquisition of, and then develop, a business related to Touchpoint Metrics, a research consultancy asset owned by private California based company, The Innes Group, Inc., however on April 21, 2004 the Company gave notice to The Innes Group, Inc. that it did not want to proceed with the acquisition of Touchpoint Metrics. The Company is now focusing on acquiring suitable oil and gas properties.

During the 2004 and 2003 fiscal years the Registrant did not issue any securities. During the 2003 fiscal year, the Registrant repurchased, for cancellation and return to treasury, 3,000,000 of the Company's common shares for $0.01 per share from International Resource Management Corp., a private company owned by Mr. Alex Guidi.

Business

The Registrant is a Vancouver, British Columbia, Canadian based company focused on acquiring suitable oil and gas properties for exploration and development.

The Registrant does not receive any revenue from its discontinued oil & gas operations in New Zealand and is in a start-up phase with no significant assets, tangible or intangible. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the Registrant's fiscal year dated September 30, 2004, the Registrant has an accumulated deficit of $2,806,964 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. The Registrant has no significant future obligations.

Insurance

Currently, we do not have any insurance coverage.

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

Risks associated with AMG Oil:

1. The Registrant may be unable to continue as a going concern. The Registrant's auditors have expressed considerable doubt as to the Registrant's ability to continue as a going concern. The Registrant will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or to raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. At December 19, 2004, we had working capital of approximately $12,000, which is not sufficient for the Registrant to maintain its operations. Currently, the Registrant's management has determined that if the Registrant does not raise the capital required to complete an acquisition of an oil and gas interest and maintain its monthly overhead that allows the Registrant to continue operating, it will be unable to continue as a going concern and you may lose your entire investment.

2. We have historically incurred losses and these losses are expected to continue in the future. We have never been profitable. At September 30, 2004, we had an accumulated deficit of $2,806,964. In order to become profitable, we will need to generate significant revenues through an acquisition of an oil and gas interest that leads to a commercial discovery of hydrocarbons to offset our cost of revenues and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future.

3. Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

*	the Company currently does not own any interest in any oil or gas properties;
*	the Company's plan of operations is to attempt to acquire an interest in an oil and gas property;
*	the Company will compete with other companies engaged in the oil and gas industries for properties of merit, which competitors will have greater financial resources than the Company ;
*

the Company anticipates that its ability to acquire an interest in an oil and gas property will be contingent upon raising sufficient financing to enable the Company to acquire the interest and if the Company is successful in acquiring the interest the Company will likely need additional financing to carry out the necessary exploration work;

*	the Company currently does not own any interest in any oil or gas properties;
*	inability to find a suitable oil and gas property;
*	the Company will compete with other companies engaged in the oil and gas industry for properties of merit, with companies with greater financial resources than the Company;
*	inability to raise the working capital to maintain the Registrants operations;
*	inability to raise the working capital necessary to acquire a suitable oil and gas interest and to maintain the work requirements after acquisition;
*	inability to discover hydrocarbons that are commercially viable;
*	general economic and political conditions.

4. An evaluation of our business is difficult because we are in the start-up phase of our current business after discontinuing our oil and gas operations in New Zealand and declining to proceed with the acquisition of Touchpoint Metrics. We face a number of risks encountered by companies in our sector, including:

*	our need to find a suitable oil and gas interest ;
*	our need to raise working capital to maintain the Registrants operations and to have sufficient capital to acquire a suitable oil and gas interest;
*	our need to discover hydrocarbons that are commercially viable;
*	our need to manage growing operations;

5. If we do not attain revenue from the sale of hydrocarbons, our business will not be successful. Our success depends on our ability to attain revenue from the sale of hydrocarbons and we currently do not have an oil and gas interest.

6. We have limited resources and may be unable to manage any growth in operations.

7. We may be subject to litigation that could result in significant costs to us. We may be subject to litigation in the ordinary course of business relating to any number or type of claims. As a result, we could be required to pay substantial amounts of money for damages, court costs and attorney's fees.

8. The reporting of inaccurate relevant information could cause us be exposed to legal liability.

9. Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses. We may have acquisition or working commitments that are located outside Canada and the U.S. Our functional currency is the U.S. dollar and we report our results in U.S. dollars. Fluctuations in the value of the U.S. dollar are difficult to predict and can cause us to incur currency exchange costs. We cannot predict the effect of exchange rate fluctuations on our future operating results.

10. A limited number of stockholders collectively continue to own a majority of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders. Our principal shareholders that own greater than five percent of our stock own a majority of our outstanding common stock. Accordingly, these stockholders, working alone or together, may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.

11. The market for our common stock is limited. There is currently only a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "AMGO" which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges.

12. Penny stock rules limit the liquidity of our common stock. Our common stock may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended (referred to herein as the Exchange Act). These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

13. We have never paid cash dividends on our common stock. We have never paid dividends on our common stock and do not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

14. An investment in our company may be diluted. We may issue a substantial number of shares of our common stock without investor approval and we may consolidate the current common stock outstanding. Any such issuance or consolidation of our securities in the future could reduce an investor's ownership percentage and voting rights in our company and further dilute the value of your investment.

15. Due to the nature of our business, the market price of our common stock may rise and fall in response to:

*	announcements of an acquisition of a suitable oil and gas interest(s);
*	acquisition of suitable capital through equity financings that are on terms that are acceptable to the Registrant;
*	acquisitions or strategic alliances by us or our competitors;
*	notice of the Registrant's ability to maintain its operations;
*	changes in estimates of our financial performance or changes in recommendations by securities analysts;
*	disposition of shares of our common stock held by large investors

ITEM 2. DESCRIPTION OF PROPERTY.

The Registrant's administrative offices are located at 1407-1050 Burrard Street, Vancouver, British Columbia, Canada, V6Z 2S3 and our telephone number is (604) 682-6496. The Registrant utilizes the office space, on a rent-free basis, per a verbal agreement, from affiliated company Trans-Orient Petroleum Ltd. and from TAG Oil Ltd.

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

Summary trading by quarter, as found at www.yahoo.com, for the 2004 and 2003 fiscal years are as follows:

Fiscal Quarter	High Bid(1)	Low Bid(1)
2004
First Quarter	0.03	0.01
Second Quarter	0.06	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.07	0.01

2003
First Quarter	0.025	0.015
Second Quarter	0.05	0.02
Third Quarter	0.04	0.02
Fourth Quarter	0.03	0.02

Note:

(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 17, 2004 there were 16,600,000 shares of Common Stock of the Registrant issued and outstanding.

As of December 17, 2004 there were 59 holders of record and the closing share price on that date was $0.03.

Dividend Policy

No cash dividends have been declared by the Registrant nor are any intended to be declared. The Registrant is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Registrant insolvent. Dividend policy will be based on the Registrant's cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future. In addition dividend policy under Nevada law is limited in that dividends can't be paid if, after giving effect to the dividend (i) the Company would not be able to pay its debts as they become due in the usual course of business, or (ii) the Company's total assets would be less than the sum of its total liabilities.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by securities holders	232,500	$1.53	2,767,500

Total	232,500	$1.53	2,767,500

The Registrant, during the 2000 fiscal year, established a non-qualified stock option plan (the "Plan") for directors, officers, employees and consultants who provide services to the Registrant. Under the terms of the plan, 3,000,000 shares will be reserved for issuance under the plan. Any options issued under the plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant. As of September 30, 2004, 232,500 options have been granted but had not been exercised. All options that have been granted by the Registrant are exercisable.

On June 20, 2000 the Registrant's board of directors granted options to acquire up to 217,500 shares of Common Stock at an exercise price of $1.50 per share to directors, officers and individuals providing services to the Registrant and the PEP 38256 joint venture. Additionally, on October 31, 2000 the Registrant's Board of Directors granted options to acquire up to 15,000 shares of Common Stock at an exercise price of $2.00 per share to a director. The options granted are subject to a vesting schedule whereby 1/6 of the total granted vests every six months from the date of granting. Additionally the options carry restrictions on resale whereby a maximum of 25% of the amount vested can be resold in any 30-day period. The directors and officers who were granted options are the following:

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

There were no changes in the Company's stock options for the fiscal years ended September 30, 2004 and 2003. The weighted average exercise price to purchase 232,500 common shares through options is $1.53 per share.

The following stock options are outstanding at September 30, 2004:

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

	September 30,	September 30,	September 30,
	2004	2003	2002

Net operating loss carryforwards	$ (920,936)	$ (856,847)	$ (794,254)

Deferred tax asset	$ 313,118	$ 291,328	$ 270,046
Valuation allowance	(313,118)	(291,328)	(270,046)

Net deferred tax asset	$ -	$ -	$ -

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

Recent Accounting Pronouncements

In a December 11, 2003 speech, the American Institute of Certified Public Accountants and Securities and Exchange Commission (the "SEC") expressed an opinion that rate-lock commitments represent written put options, and therefore are valued as liabilities. The SEC expressed that it expects registrants to disclose the effect on the financial statements of recognizing the rate-lock commitments as written put options for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin No. 105 ("SAB 105") "Application of Accounting Principles to Loan Commitments". SAB 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has determined that the adoption of SAB No. 105 does not have an impact on its results of operations or financial position.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our Company's financial statements.

In December 2003, FASB Issued revised FASB Interpretation No. 46 ("FIN 46(R)"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No 51". FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003.

In December 2003, FASB revised Statement of Financial Accounting Standards No. 132 ("SFAS 132(R)"), "Employers Disclosures About Pensions And Other Post-retirement Benefits". SFAS 132(R) revises employers' disclosures about pension plans and other post-retirement benefit plans. SFAS 132(R) does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" or No. 106, "Employers Accounting For Post-Retirement Benefits Other Than Pensions". SFAS 132 (R) retains the disclosure requirements contained in FASB Statement No. 132, "Employers Disclosures about Pensions and other Post-retirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans.

Overview

The Registrant no longer has any oil or gas properties as the Registrant withdrew from it sole oil and gas property on May 2, 2003. The Registrant intended to acquire Touchpoint Metrics during the 2003 and 2004 fiscal years until April 21, 2004 when the Registrant informed The Innes Group, Inc. that it did not wish to proceed with the acquisition of Touchpoint Metrics so that the Registrant could re-focus on acquiring suitable oil and gas interests to explore for commercial hydrocarbons.

The Registrant, during the 2003 fiscal year, entered into a loan agreement with The Innes Group, Inc.("Innes"), a California based private company that currently owns Touchpoint Metrics on March 7, 2003, whereby the Registrant loaned Innes $30,000. The loan agreement stated that the loan (the "advance") was an initial payment against an asset-purchase transaction between the Registrant and Innes. The assets included the name, business model, marketing material, client lists, website and other proprietary and non proprietary processes, procedures and any and all such similar items as are relevant to the business. The advance was to be converted to equity in the Assets at a negotiated day and rate. The completion date had been extended to August 6, 2004. If an asset-purchase agreement was not completed by August 6, 2004, the advance was to be converted to a promissory note. The promissory note was to bear interest at a rate of 5% per year starting August 6, 2004, payable monthly over three years until the principal is paid in full, with payments starting on September 6, 2004. As a result of the Company not wanting to proceed with the acquisition and because the note, according to the terms in the agreement, is in default the Company has written-off the loan because the payments according to the agreement are unlikely to be received.

The Registrant's required future expenditures for the period up to September 30, 2005 are approximately $30,000 and relate to accounting, legal and administrative expenses.

However, the Registrant does not have sufficient working capital required for the September 2005 fiscal year. The Registrant currently does not have sufficient capital to maintain its required overhead, has no revenues and will rely principally on the issuance of Common Stock to raise funds to finance the expenditures that are expected to be incurred during the 2005 fiscal year. The Registrant has relied principally on the issuance of Common Stock in private placements to individuals known to officers and directors of the Registrant, Trans-Orient Petroleum Ltd. and Austral Pacific Energy Ltd., companies that are related through common controlling shareholders, to raise funds to support the business. There can be no assurance that the Registrant will be successful in raising additional funds through the issuance of additional equity nor that the parties that provided funds in the past will continue to do so.

The Registrant does not expect any significant purchases of plant & equipment or employees.

Results of Operations

During the year ended September 30, 2004, the Registrant discontinued our intention to acquire the only significant asset, besides cash, being the loan transaction entered into by the Company to acquire Touchpoint Metrics ("Touchpoint") of which we had given a convertible loan of $30,000 to The Innes Goup, Inc., the owner of Touchpoint Metrics. This loan agreement was entered into by both parties with the intention that the loan was to be converted to an initial payment for acquisition of Touchpoint, once an asset-purchase transaction between the Company and The Innes Group, Inc. could be finalized. As a result of the Company not wanting to proceed with the acquisition and because the note, according to the terms in the agreement, is in default the Company has written-off the loan because the payments according to the agreement are unlikely to be received.

We did not generate any revenues from operations during the year ended September 30, 2004, or during the comparable period. Our sole revenue during the period was $379 in interest income earned on surplus cash balances, compared to $1,291 for the year ended September 30, 2003.

After the Company withdrew from its only oil and gas interest during the 2003 fiscal year and upon liquidating its subsidiaries during the same period, the company has reallocated all relevant costs associated with its oil and gas interest totaling $1,787,410 to Loss from Discontinued Operations.

The results of discontinued operations are summarized as follows:

	Year Ended September 30, 2004	Year Ended September 30, 2003	Cumulative from Inception on February 20, 1997 to September 30, 2004
Revenues	$ -	$ -	$ -
Net Operating Losses
Loss from discontinued operations	$ -	$ 269,611	$ 1,787,410

Our company posted a loss of $64,089 for the twelve months ending September 30, 2004. The principal component of the loss is the $30,000 write-off of our loan receivable to The Innes Group, Inc.

Our total general and administrative expenses for the twelve months ended September 30, 2004 were $34,468 compared to $73,493 for the comparable period last year. $Nil of the total expenses was amortization of deferred compensation related to our stock option plan versus $9,608 in the comparable period. Salaries were $12,421 compared to $15,560 for the twelve months ended September 30, 2003 and professional fees were $13,431, versus $26,869 last year. The balance of our general and administrative costs for the twelve months ended September 30, 2004 consisted of office expenses of $1,634, rent expense of $184, telephone expenses of $1,936, filing fees of $3,222, a foreign exchange gain of $134 and other expenses such as database management, travel and related costs and amortization of capital assets totaling $1,774.

During the twelve months ended September 30, 2004 the Company wrote-off its loan receivable of $30,000 that was made to The Innes Group, Inc. during the 2003 fiscal year. During the 2003 fiscal year the Company wrote-off its oil and gas interest amounting to $286,331 and withdrew from the interest. The Company did not make any capital expenditures during the 2004 or 2003 fiscal years.

As a result of these transactions noted above, we incurred a loss of $64,089 or $0.00 per share for the twelve months ended September 30, 2004, compared to a loss of $341,813 or $0.02 per share for the same period last year.

Liquidity and Capital Resources

During the twelve months ended September 30, 2004 there were no financing activities undertaken by the Company. During the 2003 fiscal year, the Company's financing activities consisted of the Company re-purchasing, for cancellation and return to treasury, 3,000,000 common shares of the Company at a price of $0.01 per share.

The Company did not have any investing activities during the twelve months ended September 30, 2004 and the sole investing activity for the 2003 fiscal year consisted of a $30,000 loan to The Innes Group, Inc. This loan was written-off during the 2004 fiscal year.

At September 30, 2004 our current assets totaled $22,407 compared to $56,740 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at September 30, 2004 were $6,138 (2003: $6,947), of which $1,138 (2003: $947) was due to related parties for administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

The Registrant proposes to raise additional financing through the sale of equity securities during the next fiscal year, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for joint venture funding are not successful, the Registrant's activities may be curtailed and this may adversely affect the Registrant's ability to carry out any acquisitions of suitable oil and gas operations.

We believe our existing cash balances are sufficient to carry out our normal operations for the next twelve months. However additional cash is required for the acquisition of suitable oil and gas interests during this period and to be able to meet the permits working program costs. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

ITEM 7. FINANCIAL STATEMENTS.

AMG OIL LTD.
(A Development Stage Enterprise)

Consolidated Financial Statements

For the Years Ended September 30, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMG Oil Ltd. (A Development Stage Enterprise)

We have audited the accompanying balance sheets of AMG Oil Ltd. (a development stage enterprise) as at September 30, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004 and the statements of operations cash flows for the period from inception on February 20, 1997 to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of AMG Oil Ltd. (a development stage enterprise) as at September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 and for the period from inception on February 20, 1997 to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise and has yet to establish any revenues from business operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
November 19, 2004

F1

AMG OIL LTD.
(A Development Stage Enterprise)
Balance Sheets

As at September 30,	2004	2003

Assets

Current

Cash	$ 22,407	$ 56,740

	22,407	56,740

Investments	10,993	10,993
Loan receivable	-	30,000
Property and equipment	1,649	2,214

Total Assets	$ 35,049	$ 99,947

Liabilities

Current

Accounts payable and accrued liabilities	$ 5,000	$ 6,000
Due to related parties	1,138	947

Total Liabilities	6,138	6,947

Commitments and Contingencies	-	-

Stockholders' Equity

Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30,
2004: 16,600,000 shares
2003: 16,600,000 shares	166	166
Additional paid-in capital	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,806,964)	(2,742,875)

Total Stockholders' Equity	28,911	93,000

Total Liabilities and Stockholders' Equity	$ 35,049	$ 99,947

See accompanying notes to the financial statements

F2

AMG OIL LTD.
(A Development Stage Enterprise)
Statements of Operations

				Cumulative
				from Inception
				on February 20,
	Year Ended	Year Ended	Year Ended	1997 to
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2002	2004

Expenses

General and administrative	$ 34,468	$ 73,493	$ 132,393	$ 798,147
Loss on sale of investments	-	-	-	16,135
Write-down of investments	-	-	926	234,780
Write-off of loan receivable	30,000	-	-	30,000

	(64,468)	(73,493)	(133,319)	(1,079,062)

Other Income

Interest income	379	1,291	3,856	59,508

Loss from continuing operations	(64,089)	(72,202)	(129,463)	(1,019,554)

Loss from discontinued operations	-	(269,611)	(7,934)	(1,787,410)

Net loss	$ (64,089)	$ (341,813)	$ (137,397)	$ (2,806,964)

Basic and diluted loss per common share:
From continuing operations	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.06)
Discontinued operations	(0.00)	(0.02)	(0.00)	(0.11)

	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.17)

Weighted average number of
common shares outstanding	16,600,00	17,841,096	19,600,000

See accompanying notes to the financial statements

F3

AMG OIL LTD.
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity

For the Years Ended September 30, 2004, 2003 and 2002

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at September 30, 2001	19,600,000	$ 196	$ 2,817,374	$ (2,263,665)	$ 553,905
Net compensation expense
from stock options	-	-	38,697	-	38,697
Net loss for the year	-	-	-	(137,397)	(137,397)

Balance at September 30, 2002	19,600,000	196	2,856,071	(2,401,062)	455,205
Re-purchase of shares for cash	(3,000,000)	(30)	(29,970)	-	(30,000)
Net compensation expense
from stock options	-	-	9,608	-	9,608
Net loss for the year	-	-	-	(341,813)	(341,813)

Balance at September 30, 2003	16,600,000	166	2,835,709	(2,742,875)	93,000
Net loss for the year	-	-	-	(64,089)	(64,089)

Balance at September 30, 2004	16,600,000	$ 166	$ 2,835,709	$ (2,806,964)	$ 28,911

See accompanying notes to the financial statements

F4

AMG OIL LTD.
(A Development Stage Enterprise)
Statements of Cash Flows

				Cumulative
				from Inception
	Year Ended	Year Ended	Year Ended	on February 20,
	September 30,	September 30,	September 30,	1997 to
	2004	2003	2002	September 30, 2004

Operating Activities
Net loss from continuing operations	$ (64,089)	$ (72,202)	$ (129,463)	$ (1,019,554)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	565	772	1,057	4,240
Net compensation expense from stock
options	-	9,608	38,697	184,875
Loss on sale of investments	-	-	-	16,135
Write-down of investments	-	-	926	234,780
Write-off of loan receivable	30,000			30,000
Changes in non-cash working capital:
Accounts receivable	-	163	(26)	-
Accounts payable and accrued liabilities	(1,000)	873	(2,355)	5,000
Due to related parties	191	(35,705)	4,518	(21,096)
Prepaid expenses	-	-	2,912	-

Net cash used in continuing operations	(34,333)	(96,491)	(83,734)	(565,620)
Net cash used in discontinued operations	-	38,918	(7,934)	60,405

Net cash used in operating activities	(34,333)	(57,573)	(91,668)	(505,215)

Financing Activities
Common shares issued for cash	-	-	-	2,681,000
Common shares re-purchased with cash	-	(30,000)	-	(30,000)

Net cash (used in) provided by financing
Activities	-	(30,000)	-	2,651,000

Investing Activities
Loan receivable	-	(30,000)	-	(30,000)
Purchase of investments	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	72,948
Oil and gas exploration expenditures	-	-	(11,660)	(1,835,581)
Purchase of property and equipment	-	-	-	(5,889)

Net cash used in investing activities	-	(30,000)	(11,660)	(2,123,378)

Net increase (decrease) in cash
during the period	(34,333)	(117,573)	(103,328)	22,407
Cash position - Beginning of period	56,740	174,313	277,641	-

Cash position - End of period	$ 22,407	$ 56,740	$ 174,313	$ 22,407

Supplemental disclosure of net-cash
discontinued operations:
Loss from discontinued items	$ -	$ (269,611)	$ (7,934)	$ (1,787,410)
Gain on forgiveness of debt	-	22,234	-	22,234
Write-off of oil and gas interest	-	286,331	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	(6,939)
Foreign exchange	-	(36)	-	-

Net cash used in discontinued items	-	38,918	(7,934)	60,405

Supplemental disclosure of non-cash
investing activities:
Purchase of investments	$ -	$ -	$ -	$ (10,000)

See accompanying notes to the financial statements

F5

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements

For the Years Ended September 30, 2004, 2003 and 2002

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company's business focus is the acquisition of suitable oil and gas properties to explore for oil and gas. The operations of the Company's subsidiary for the exploration of New Zealand oil and gas properties was discontinued during the 2003 fiscal year based on managements decision that the subsidiary had limited prospects, at that time, for developing profitable operations. The Company's business focus is the acquisition of suitable oil and gas properties to explore.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,806,964 and Stockholders' Equity of $28,911 at September 30, 2004. These factors, among others, raise substantial doubt about the Company's ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company's ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

The Company is a development stage enterprise and is required to identify that these financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable international oil and gas properties.

Refer to Note 4

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Accounting Principles and Use of Estimates

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

b) Financial Instruments and Financial Risk

Cash, loan receivable and accounts payable and accrued liabilities and due to related parties are carried at cost, which approximates fair value due to the short-term nature of these instruments. Investments are carried at fair value.

c) Cash

Cash is comprised of cash deposited in a high-quality financial institution.

d) Investments

Investments are classified as available-for-sale securities and reported at fair value, with any unrealized losses from temporary declines or unrealized gains reported as a component of "Cumulative Comprehensive Adjustment" in stockholders' equity. Any other-than-temporary impairment requires the cost basis of the individual security to be written down to the fair value with the amount of the write-down accounted for as a realized loss and included in earnings.

Refer to Note 3

e) Property and equipment

Property and equipment are recorded at cost and amortized over their useful lives as follows:

Furniture and Office Equipment       20% to 30% Declining Balance Method
Leasehold Improvements                20% Declining Balance Method

Refer to Note 5

f) Basic and diluted net loss per common share

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

g) Income Taxes

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

h) Accounting Pronouncements Recently Issued

In a December 11, 2003 speech, the American Institute of Certified Public Accountants and Securities and Exchange Commission (the "SEC") expressed an opinion that rate-lock commitments represent written put options, and therefore are valued as liabilities. The SEC expressed that it expects registrants to disclose the effect on the financial statements of recognizing the rate-lock commitments as written put options for quarters commencing after March 15, 2004. Additionally, the SEC recently issued Staff Accounting Bulletin No. 105 ("SAB 105") "Application of Accounting Principles to Loan Commitments". SAB 105 clarifies the SEC's position that the inclusion of cash flows from servicing or ancillary income in the determination of the fair value of interest rate lock commitments is not appropriate. The Company has determined that the adoption of SAB No. 105 does not have an impact on its results of operations or financial position.

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our Company's financial statements.

In December 2003, FASB Issued revised FASB Interpretation No. 46 ("FIN 46(R)"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No 51". FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all new variable interest entities created or acquired after December 31, 2003.

In December 2003, FASB revised Statement of Financial Accounting Standards No. 132 ("SFAS 132(R)"), "Employers Disclosures About Pensions And Other Post-retirement Benefits". SFAS 132(R) revises employers' disclosures about pension plans and other post-retirement benefit plans. SFAS 132(R) does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" or No. 106, "Employers Accounting For Post-Retirement Benefits Other Than Pensions". SFAS 132 (R) retains the disclosure requirements contained in FASB Statement No. 132, "Employers Disclosures about Pensions and other Post-retirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans.

NOTE 3 - INVESTMENTS

At September 30, 2004, Investments are comprised of the following:

	Number		Fair Value at	Fair Value at
	of shares	Cost	September 30, 2004	September 30, 2003

Trans-Orient Petroleum Ltd.	2,205	$ 235,773	$ 993	$ 993
Gondwana Energy, Inc.	600,000	10,000	10,000	10,000

		$ 245,773	$ 10,993	$ 10,993

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

On April 21, 2004 the Company gave notice to Innes that the Company did not wish to proceed with the acquisition of Touchpoint Metrics and therefore did not want to convert the US$30,000 advance into equity in the assets referred to in the Loan Agreement dated March 7, 2003 and as extended thereafter. The advance converted to a promissory note on August 6, 2004 and the Company has written-off the loan receivable as the payments according to the terms of the promissory note are in default and are unlikely to be received.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	September 30,	September 30,
	2004	2003

Furniture and office equipment	$ 4,832	$ 4,832
Leasehold improvements	1,057	1,057

	5,889	5,889
Accumulated depreciation	(4,240)	(3,675)

	$ 1,649	$ 2,214

NOTE 6 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Trans-Orient Petroleum Ltd. ("Trans-Orient"), TAG Oil Ltd ("TAG") and Gondwana Energy, Ltd. ("Gondwana"). Transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

a) Investments

Investments consist of common shares of Trans-Orient and Gondwana.

Refer to Note 3

b) Common Stock, Private Placements and Stock Options

During the 2003 fiscal year, the Company entered a related party to re-purchase 3,000,000 shares of the Company's common shares at a price of $0.01 per share. The re-purchased shares were cancelled and returned to treasury.

Refer to Note 8

c) Consulting and Rental Agreements

During the 2004 fiscal year, the Company paid related company, TAG $ Nil (2003: $3,199) in rent, pursuant to a previously signed rental agreement, for the Company's use of office space owned by TAG. The month-to-month payments of CAD$1,000 continued until termination in February 2003.

d) Due to Related Parties

During the 2004 fiscal year, the Company incurred $15,889 (September 30, 2003: $24,178) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. At September 30, 2004 the Company owes DLJ $1,138 (September 30, 2003: $947).

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

NOTE 8 - COMMON STOCK

a) Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At September 30, 2004, there were 16,600,000 shares (September 30, 2003: 16,600,000) issued and outstanding.

During the 2003 fiscal year, the Company entered into an agreement with International Resource Management Corp., a private company owned by the Company's controlling shareholder, to re-purchase 3,000,000 shares of the Company's common shares at a price of $0.01 per share. The re-purchased shares were cancelled and returned to treasury.

b) Stock Options

The Company applied Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees ("APB 25") to account for all compensatory stock options granted. Further, Statement of Financial Accounting Standards No. 123: Accounting for Stock-Based Compensation ("SFAS 123") requires additional disclosure to reflect the results of the Company had it elected to follow SFAS 123.

There were no changes in the Company's stock options for the fiscal years ended September 30, 2004 and 2003. The weighted average exercise price to purchase 232,500 common shares through options is $1.53 per share.

The following stock options are outstanding at September 30, 2004:

Number	Price	Issue	Expiry
of Shares	per Share	Date	Date

217,500	$1.50	June 20, 2000	June 20, 2005
15,000	$2.00	October 31, 2000	October 31, 2005

232,500

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the fiscal years ending September 30, 2004, 2003 and 2002:

	2004		2003		2002

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Loss from continuing operations	$ (64,089)	$ (64,809)	$ (72,202)	$ (72,202)	$ (129,463)	$ (117,171)

Loss from discontinued operations	-	-	(269,611)	(269,611)	(7,934)	(7,934)

Net loss	$ (64,089)	$ (64,809)	$ (341,813)	$ (341,813)	$ (137,397)	$ (125,105)

Basic and diluted loss per share:
Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.02)	(0.00)	(0.00)

	$ (0.00)	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.01)	$ (0.01)

c) Share Purchase Warrants

The following share purchase warrants are outstanding at September 30, 2004:

Number	Price	Issue	Expiry
of Shares	per Share	Date	Date

5,000,000	$1.00	April 10, 2000	April 10, 2005

NOTE 9 - DISCONTINUED OPERATIONS

During the 2003 fiscal year, the Company withdrew from, and assigned to other Joint Venture participants, its only oil and gas exploration interest. The Company has liquidated its New Zealand subsidiaries being AMG Oil (NZ) Limited and AMG Oil Holdings Ltd. and has initiated liquidation proceedings in its Papua New Guinea based subsidiary Trans New Zealand Oil (PNG) Limited. On March 7, 2003, upon approval from the Company's Board of Directors, the Company entered into an agreement with The Innes Group, a private California based company to complete an asset-purchase agreement to acquire Touchpoint Metrics, a research consultancy asset. During the 2004 fiscal year the Company notified The Innes Group that it did not wish to complete the asset-purchase agreement.

The following amounts for the discontinued operations were included in the balance sheets as of September 30, 2004 and 2003:

	2004	2003

Cash	$ -	$ -
Accounts receivable	-	-
Investments	-	-
Loan receivable	-	-
Property and equipment	-	-
Oil and gas interest	-	-
Accounts payable and accrued liabilities	-	-
Due to related parties	-	-
Loss from discontinued operations (included in accumulated deficit)	-	(269,611)

Refer to Note 4

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

	September 30,	September 30,	September 30,
	2004	2003	2002

Net operating loss carryforwards	$ (920,936)	$ (856,847)	$ (794,254)

Deferred tax asset	$ 313,118	$ 291,328	$ 270,046
Valuation allowance	(313,118)	(291,328)	(270,046)

Net deferred tax asset	$ -	$ -	$ -

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

NOTE 11 - COMPARATIVE FIGURES

Certain comparative figures have been re-classified to conform to the presentation of the current year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with accountants during the last two years.

ITEM 8A. CONTROLS AND PROCEDURES

The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Registrant's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Registrant's management carried out an evaluation, with an effective date of September 30,2004, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Registrant's chief executive officer and chief financial officer concluded that the Registrant's disclosure controls and procedures are effective in connection with the filing of this annual report on Form 10-KSB for the year ended September 30, 2004.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of its evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, municipality of residence, age and position held of the directors and executive officers of the Registrant are as follows:

Name	Age	Position Held
Michael Hart	53	President, Principal Executive Officer, Secretary, Treasurer and Principal Financial Officer
Arthur Evans	73	Director

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

Between September 1995 to April 1996, Mr. Hart was an employee of Balcomp Developments Ltd., a company located in Edmonton, Alberta, which provided road construction services to the pulp and paper industry. While at Balcomp Developments Ltd., Mr. Hart worked within research and development for the purpose of aiding the company to develop a new division which would provide a marketplace for the buying and selling of used construction equipment. In October of 1996, Mr. Hart went to work for, CanAfrica Mining Co. Ltd., a private mining company whose business consisted of gemstone and precious metals exploration within Kenya, South Africa and Mozambique. Mr. Hart's function at CanAfrica Mining Co. Ltd. was as an assistant to the Managing Director. Mr. Hart's position with CanAfrica Mining Co. Ltd. continued until September 1997. Between September 1997 until early 1998, Mr. Hart joined Scimtar Hydrocarbon's Corp. as an investor relations officer. During the period in which Mr. Hart was employed, Scimtar Hydrocarbons Corp. was an Alberta Stock Exchange listed company whose business was oil and gas exploration primarily in the Middle East. Between March 1998 to March 1999, Mr. Hart was a partner in M. Nigro Consulting Ltd. a partnership formed for the purpose of providing investor relations services to public companies trading on the Alberta Stock Exchange. From April 1999 until present Mr. Hart has held the position of president of Hart-Byrne Enterprises Ltd. Hart-Byrne Enterprises Ltd. is a private company formed by Mr. Hart and other investors that develops specialized products for the music industry and he is also president of On The Wing Productions Inc., a private company which is also developing products for the music industry. Mr. Hart currently is also a director of Trans-Orient Petroleum Ltd., the Company's controlling shareholder.

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

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2004 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter was filed as an exhibit to the Company Form 10K-SB filed for the Company's 2003 fiscal year and is incorporated into this document by reference. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe it would be difficult to attract a person who would qualify as a financial expert that would serve as a director and as a member of the Company's audit committee.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics was filed as an exhibit to the Company's Form 10K-SB filed for the Company's 2003 fiscal year and is incorporated into this document by reference. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter was filed as an exhibit to the Company's Form 10K-SB filed for the Company's 2003 fiscal year and is incorporated into this document by reference.

ITEM 10. EXECUTIVE COMPENSATION

Directors and Officers of the Registrant have received the following compensation for the fiscal year ending September 30, 2004:

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compensation ($)	(f) Restricted Stock Award(s) ($)	(g) Securities Under Options/ SARs (#)	(h) LTIP Payouts ($)	(i) All Other Compensation ($)

Michael Hart Director CEO, President & Secretary Arthur Evans Director	2004 2003 2002 2004 2003 2002	- - - - - -	- - - - - -	- 477 - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - - -

Option/SAR Grants

There were no option/SAR Grants during the 2004, 2003 or 2002 fiscal years.

The Registrant established a non-qualified stock option plan, during the 2000 fiscal year, (the "Plan") for directors, officers, employees and consultants who provide services to the Registrant. 3,000,000 shares of Common Stock are reserved for issuance under the Plan. Any options issued under the Plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant.

Option /Sar Grants in the 2004 Fiscal Year: Nil

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2004, 2003 or 2002 fiscal years.

			Number of securities underlying unexercised options as of December 17, 2004(#)	Value of unexercised in-the-money options December 17, 2004(1)($)
Name	Shares acquired on exercise (#)	Value Realized ($)	Exercisable/ unexercisable	Exercisable/ unexercisable
Arthur Evans	nil	nil	15,000/0	Nil/nil
Michael Hart	nil	nil	15,000/0	Nil/nil

(1) Based on a December 17, 2004 closing price of $0.05 per share.

Future Compensation of Our Officers

For the fiscal year ending September 30, 2005, we do not intend to pay Mr. Michael Hart, our president, chief executive officer, corporate secretary and treasurer any compensation, bonus or options.

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

As of December 17, 2004, the Registrant had an authorized share capital of 100,000,000 shares of Common Stock with a par value of $0.00001 per share, of which 16,600,000 shares were issued and outstanding.

The following table sets forth, as of December 17, 2004, the beneficial shareholdings of persons or entities holding five per cent (5%) or more of the Registrant's common stock, each director individually, and each named executive officer and all directors and officers of the Registrant as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

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

Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our company.

As at December 17, 2004, Trans-Orient Petroleum Ltd. owns 8,200,000, or approximately 49.4%, of the issued and outstanding shares of Common Stock and has the right to acquire a further 5,000,000 shares of Common Stock through the exercise of fully vested options and warrants. Upon full exercise of these options and warrants and assuming no other issuances by the Registrant to other parties, Trans-Orient Petroleum Ltd. can increase its ownership to 61% of the Registrant and thereby effectively control the Registrant. Trans-Orient Petroleum Ltd. is a Yukon incorporated, publicly-traded company with its head office located in Vancouver, BC, Canada. Mr. Michael Hart is also a director of Trans-Orient.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY TRANSACTIONS

The following transactions are reported as transactions between the Registrant and a related party for the last two years prior:

During the 2004 fiscal year the Registrant incurred $15,889 (2003 fiscal year: $24,178) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient, an affiliate of the Registrant. This amount represents costs incurred by DLJ on behalf of the Company for administrative and accounting services. In addition, Trans-Orient Petroleum Ltd. has warrants to acquire up to 5,000,000 more shares of Common Stock. Additionally, Mr. Alex Guidi, an affiliate of the Registrant, is also the former President and a former member of the board of directors of Trans-Orient Petroleum Ltd.

Investments for the 2004 fiscal year consist of common shares of Trans-Orient and Gondwana.

During the 2004 fiscal year, the Company paid $Nil (September 30, 2003: $477) in consulting fees to a director of the Company.

During the 2004 fiscal year, the Company paid affiliated company, TAG $Nil (2003: $3,199) in rent, pursuant to a previously signed rental agreement, for the Company's use of office space owned by TAG. The month-to-month payments of CAD$1,000 continued until termination in February 2003.

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

ITEM 13. EXHIBITS

(a) The following exhibits are incorporated herein by reference from our Form 10-SB registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 000-30087:

Exhibit Number	Description
3.1	Articles of Incorporation, as filed February 20, 1997
3.2	Bylaws
3.3	Articles of Amendment to the Articles of Incorporation, as filed on July 27, 1998

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on April 21, 2004:

10.1	Loan agreement notice of intention to not proceed with acquisition of Touchpoint Metrics

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on March 5, 2003:

10.2	Loan Agreement extension

The following exhibits are hereby incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on February 6, 2004:

10.3	Loan Agreement extension

The following exhibits are filed with this report:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer Chief Financial Officer).

The following exhibits are hereby incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on December 29, 2003:

14.1	Code of Ethics
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

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

2004- $10,015
2003- $10,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2004- $Nil
2003- $Nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2004- $Nil
2003 - $Nil

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2004- $Nil
2003- $Nil

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of December 2004.

AMG Oil Ltd. (Registrant)

BY:	/s/Michael Hart Michael Hart, President, Principal Executive Officer, Secretary, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures	Title	Date

/s/Michael Hart Michael Hart	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer and member of the Board of Directors	December 23, 2004

/s/Arthur Evans Arthur Evans	Member of the Board of Directors	December 23, 2004