Form 10QSB
period 2004-12-31
AMG OIL LTD
filed 2005-02-15
CIK 1109504

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 16,600,000 outstanding as of February 14, 2004.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

AMG OIL LTD. (A Development Stage Enterprise) Interim Balance Sheets

	December 31,	December 31,	September 30,
	2004	2003	2004
	(Unaudited - Prepared	(Unaudited - Prepared	(Audited)
Assets	by Management)	by Management)
Current

Cash	$ 17,265	$ 49,742	$ 22,407
Prepaid expenses	-	2,500	-

	17,265	52,242	22,407

Investments	10,993	10,993	10,993
Loan receivable	-	30,000	-
Property and equipment	1,546	2,073	1,649

Total Assets	$ 29,804	$ 95,308	$ 35,049

Liabilities

Current

Accounts payable and accrued liabilities	$ 5,195	$ 11,000	$ 5,000
Due to related parties	1,632	1,952	1,138

Total Liabilities	6,827	12,952	6,138

Commitments and Contingencies

Stockholders' Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at December 31,
2004: 16,600,000 shares
2003: 16,600,000 shares	166	166	166
Additional paid-in capital	2,835,709	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,812,898)	(2,753,519)	(2,806,964)

Total Stockholders' Equity	22,977	82,356	28,911

Total Liabilities and Stockholders' Equity	$ 29,804	$ 95,308	$ 35,049

See accompanying notes to the financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Statements of Operations
(Unaudited - Prepared by Management)

			Cumulative
			from Inception
	Three Months	Three Months	on February 20,
	Ended	Ended	1997 to
	December 31,	December 31,	December 31,
	2004	2003	2004

Expenses

General and administrative	$ 6,025	$ 10,775	$ 804,172
Loss on sale of investments	-	-	16,135
Write-down of investments	-	-	234,780
Write-off of loan receivable	-	-	30,000

	(6,025)	(10,775)	(1,085,087)

Other Income

Interest income	91	131	59,599

Loss from continuing operations	(5,934)	(10,644)	(1,025,488)

Loss from discontinued operations	-	-	(1,787,410)

Net loss	$ (5,934)	$ (10,644)	$ (2,812,898)

Basic and diluted loss per common share:
From continuing operations	$ (0.00)	$ (0.00)	$ (0.06)
Discontinued operations	(0.00)	(0.00)	(0.11)

	$ (0.00)	$ (0.00)	$ (0.17)

Weighted average number of
common shares outstanding	16,600,000	19,600,000

See accompanying notes to the financial statements

AMG OIL LTD. (A Development Stage Enterprise) Consolidated Interim Statements of Changes in Stockholders' Equity (Unaudited - Prepared by Management)

For the Three Months Ended December 31, 2004

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'

	Shares	Amount	Capital	Stage	Equity

Balance at September 30, 2004	16,600,000	$ 166	$ 2,835,709	$ (2,806,964)	$ 28,911

Net loss during the period				(5,934)	(5,934)

Balance at December 31, 2004	16,600,000	$ 166	$ 2,835,709	$ (2,812,898)	$ 22,977

See accompanying notes to the financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited - Prepared by Management)

			Cumulative
	Three Months	Three Months	from Inception
	Ended	Ended	on February 20,
	December 31,	December 31,	1997 to
	2004	2003	December 31, 2004

Operating Activities
Net loss from continuing operations	$ (5,934)	$ (10,644)	$ (1,025,488)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	103	141	4,343
Net compensation expense from stock options	-	-	184,875
Loss on sale of investments	-	-	16,135
Write-down of investments	-	-	234,780
Write-off of loan receivable	-		30,000
Changes in non-cash working capital:
Accounts payable and accrued liabilities	195	4,053	6,142
Due to related parties	494	1,952	(21,549)
Prepaid expenses	-	(2,500)	-

Net cash used in continuing operations	(5,142)	(6,998)	(570,762)
Net cash used in discontinued operations	-	-	60,405

Net cash used in operating activities	(5,142)	(6,998)	(510,357)

Financing Activities
Common shares issued for cash	-	-	2,681,000
Common shares re-purchased with cash	-	-	(30,000)

Net cash provided by financing Activities	-	-	2,651,000

Investing Activities
Loan receivable	-	-	(30,000)
Purchase of investments	-	-	(324,856)
Proceeds from sale of investments	-	-	72,948
Oil and gas exploration expenditures	-	-	(1,835,581)
Purchase of property and equipment	-	-	(5,889)

Net cash used in investing activities	-	-	(2,123,378)

Net increase (decrease) in cash during the period	(5,142)	(6,998)	17,265
Cash position - Beginning of period	22,407	56,740	-

Cash position - End of period	$ 17,265	$ 49,742	$ 17,265

Supplemental disclosure of net-cash discontinued operations:
Loss from discontinued items	$ -	$ -	$ (1,787,410)
Gain on forgiveness of debt	-	-	22,234
Write-off of oil and gas interest	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	(6,939)
Foreign exchange	-	-	-

Net cash used in discontinued items	-	-	60,405

Supplemental disclosure of non-cash investing activities:
Purchase of investments	$ -	$ -	$ (10,000)

See accompanying notes to the financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements
(unaudited - Prepared by Management)

For the Three Months Ended December 31, 2004 and 2003

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,812,898 and Stockholders' Equity of $22,977 at December 31, 2004. These factors, among others, raise substantial doubt about the Company's ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company's ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

The Company is a development stage enterprise and is required to identify that these financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable international oil and gas properties.

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company's September 30, 2004 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

Refer to Note 3

b) Due to Related Parties

At December 31, 2004 the Company owed $1,632 (December 31, 2003: $1,952) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

c) Other

During the three months ended December 31, 2004, the Company incurred $4,852 (2003: $4,241) of mainly general and administrative costs through DLJ Management Corp., ("DLJ"), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. Of the $4,852 incurred to date, $1,632 is owed to DLJ at December 31, 2004.

NOTE 5 - COMMON STOCK

a) Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At December 31, 2004, there were 16,600,000 shares (December 31, 2003: 16,600,000) issued and outstanding.

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

There were no changes in the Company's stock options for the periods ended December 31, 2004 and 2003. The weighted average exercise price to purchase 232,500 common shares through options is $1.53 per share.

The following stock options are outstanding at December 31, 2004:

Number	Price	Issue	Expiry
of Shares	per Share	Date	Date

217,500	$1.50	June 20, 2000	June 20, 2005
15,000	$2.00	October 31, 2000	October 31, 2005

232,500

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the periods ended December 31, 2004 and 2003:

As at December 31,	2004		2003

	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Loss from continuing operations	$ (5,934)	$ (5,934)	$ (10,644)	$ (10,644)

Loss from discontinued operations	-	-	-	-

Net loss	$ (5,934)	$ (5,934)	$ (10,644)	$ (10,644)

Basic and diluted loss per share:
Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

c) Share Purchase Warrants

The following share purchase warrants are outstanding at December 31, 2004:

Number	Price	Issue	Expiry
of Shares	per Share	Date	Date

5,000,000	$1.00	April 10, 2000	April 10, 2005

NOTE 6 - INCOME TAXES

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

The Company does not receive any revenue from its operations and is in a start-up phase and has no significant assets, tangible or intangible, other than the opportunity to acquire potentially suitable international oil and gas properties for exploration. The Company has no history of earnings and there is no assurance that the business of the Company will be profitable. As at the Company's three-month period ended December 31, 2004, the Company has an accumulated deficit of $2,812,898 and the Company is expected to continue incurring operating losses and accumulating deficits in future periods. The Company has no significant future obligations or expected changes with respect to any of its assets.

Currently our only significant asset is cash.

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

We currently have no revenue producing assets and at present. Our sole assets at December 31, 2004 were cash and investments in related parties.

Results of Operations

During the first three months of the current fiscal year, our activities focused on acquiring suitable international oil and gas properties for exploration and development.

We did not generate any revenues from operations during the three months ended December 31, 2004, or during the comparable period. Our sole revenue during the period was $91 in interest income earned on surplus cash balances, compared to $131 for the three months ended December 31, 2003.

Our total general and administrative expenses for the three months ended December 31, 2004 were $6,025 compared to $10,775 for the comparable period last year. For the current period ended December 31, 2004 there were salaries of $3,221 compared to $2,778 for the three months ended December 31, 2003 and professional fees were $237, versus $5,199 last year. The balance of our general and administrative costs for the three months ended December 31, 2004 consisted of office expenses of $938, telephone expenses of $556, filing fees of $768, a gain on foreign exchange of $144 and other miscellaneous expenses such as database management, travel and related costs and amortization of capital assets totaling $449.

As a result of these transactions noted above, we incurred a loss of $5,934 or $0.00 per share for the three months ended December 31, 2004, compared to a loss of $10,644 for the same period last year.

Liquidity and Capital Resources

During the three months ended December 31, 2004 and 2003 we did not have any financing or investing activities.

At December 31, 2004 our current assets totaled $17,265 compared to $22,407 at the beginning of the fiscal year, or $52,242 for the comparable period at December 31, 2003. Our current assets consist of $17,265 in cash. Our current liabilities at December 31, 2004 were $6,827, of which $1,632 was due to a related party for administrative costs. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

Recent accounting pronouncements

There have been no recent accounting pronouncement since the filing of the Company's FORM 10-KSB, filed on December 27, 2004.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14 day of February, 2005.

AMG OIL LTD. (Registrant)

BY:	__/s/Michael Hart____________________ Michael Hart, Principal Executive Officer and Principal Financial Officer