Form 10QSB
period 2005-03-31
AMG OIL LTD
filed 2005-05-13
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-30087
Commission file number

AMG OIL LTD.
(Exact name of Small Business Issuer as Specified in its Charter)

State of Nevada	NA
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	or Identification Number)

1407-1050 Burrard Street,
Vancouver, B.C. V6Z 2S3
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
Yes   ☐  No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 16,600,000 outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes   ☐  No   ☒

AMG OIL LTD. (A Development Stage Enterprise) Interim Balance Sheets

	March 31,	March 31,	September 30,
	2005	2004	2004
	(Unaudited - Prepared	(Unaudited – Prepared	(Audited)
Assets	by Management)	by Management)

Current

Cash	$7,473	$32,743	$22,407
Prepaid expenses	-	2,500	-

	7,473	35,243	22,407

Loan receivable	-	30,000	-
Investments	10,993	10,993	10,993
Property and equipment	1,442	1,932	1,649

Total Assets	$19,908	$78,168	$35,049

Liabilities

Current

Accounts payable and accrued liabilities	$-	$-	$5,000
Due to related parties	-	1,902	1,138

Total Liabilities	-	1,902	6,138

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at March 31,
2005: 16,600,000 shares
2004: 16,600,000 shares	166	166	166
Additional paid-in capital	2,835,709	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,815,967)	(2,759,609)	(2,806,964)

Total Stockholders’ Equity	19,908	76,266	28,911

Total Liabilities and Stockholders’ Equity	$19,908	$78,168	$35,049

See accompanying notes to the financial statements

AMG OIL LTD. (A Development Stage Enterprise) Statements of Operations (Unaudited – Prepared by Management)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	Cumulative from Inception on February 20, 1997 to March 31, 2005

Expenses

General and administrative	$3,146	$6,197	$9,171	$16,972	$807,318
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000

	(3,146)	(6,197)	(9,171)	(16,972)	(1,088,233)

Other Income

Interest income	77	107	168	238	59,676

Loss from continuing
operations	(3,069)	(6,090)	(9,003)	(16,734)	(1,028,557)

Loss from discontinued
operations	-	-	-	-	(1,787,410)

Net loss for the period	$(3,069)	$(6,090)	$(9,003)	$(16,734)	$(2,815,967)

Basic and diluted loss
per share:
From continuing
operations	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.06)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.11)
	$(0.00)	$(0.00)	$(0.002)	$(0.02)	$(0.17)

Weighted average number of
Common shares outstanding	16,600,000	16,600,000	16,600,000	16,600,000

See accompanying notes to the financial statements

AMG OIL LTD. (A Development Stage Enterprise) Statements of Changes in Stockholders’ Equity (Unaudited – Prepared by Management)

For the Six Months Ended March 31, 2005
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 30,
2004	16,600,000	$166	$2,835,709	$(2,806,964)	$28,911

Net loss during the period				(9,003)	(9,003)

Balance at March 31,
2005	16,600,000	$166	$2,835,709	$(2,815,967)	$19,908

See accompanying notes to the financial statements

AMG OIL LTD. (A Development Stage Enterprise) Statements of Cash Flows (Unaudited – Prepared by Management)

					Cumulative
	Three Months	Three Months	Six Months	Six Months	from Inception
	Ended	Ended	Ended	Ended	on February 20,
	March 31,	March 31,	March 31,	March 31,	1997 to
	2005	2004	2005	2004	March 31, 2005
Operating Activities
Net loss from continuing operations	$(3,069)	$(6,090)	$(9,003)	$(16,734)	$(1,028,557)
Adjustments to reconcile net loss to
cash used to operating activities:
Depreciation	104	141	207	282	4,447
Net compensation expense from
stock options	-	-	-	-	184,875
Loss on sale of investments	-	-	-	-	16,135
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000
Changes in non-cash working capital:
Accounts payable and accrued
liabilities	(5,195)	(11,000)	(5,000)	(6,947)	947
Due to related parties	(1,632)	(50)	(1,138)	1,902	(23,181)
Prepaid expenses	-	-	-	(2,500)	-
Net cash used in continuing
operations	(9,792)	(16,999)	(14,934)	(23,997)	(580,554)
Net cash used in
discontinued operations	-	-	-	-	60,405
Net cash used in operating activities	(9,792)	(16,999)	(14,934)	(23,997)	(520,149)
Financing Activities
Common shares issued for cash	-	-	-	-	2,681,000
Common shares re-purchased with	-	-	-	-	(30,000)
Net cash provided by
financing activities	-	-	-	-	2,651,000
Investing Activities
Loan receivable	-	-	-	-	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	-	72,948
Oil and gas exploration expenditures	-	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)
Net cash used in investing activities	-	-	-	-	(2,123,378)
Net increase (decrease) in cash
during the period	(9,792)	(16,999)	(14,934)	(23,997)	7,473
Cash position - Beginning of Period	17,265	49,742	22,407	56,740	-
Cash position - End of period	$7,473	$32,743	$7,473	$32,743	$7,473
Supplemental disclosure of net-cash
discontinued operations:
Loss from discontinued items	$-	$-	$-	$-	$(1,787,410)
Gain on forgiveness of debt	-	-	-	-	22,234
Write-off of oil and gas interest	-	-	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Foreign exchange	-	-	-	-	-
Net cash used in discontinued items	-	-	-	-	60,405
Supplemental disclosure of non-cash
Investing activities:
Purchase of investments	$-	$-	$-	$-	$(10,000)

See accompanying notes to the financial statements

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Financial Statements (unaudited – Prepared by Management)

For the Six Months Ended March 31, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company’s business focus is the acquisition of suitable oil and gas properties to explore for oil and gas. The operations of the Company’s subsidiary for the exploration of New Zealand oil and gas properties was discontinued during the 2003 fiscal year based on managements decision that the subsidiary had limited prospects, at that time, for developing profitable operations. The Company’s business focus is the acquisition of suitable oil and gas properties to explore.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,815,967 and Stockholders’ Equity of $19,908 at March 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

The Company is a development stage enterprise and is required to identify that these financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable international oil and gas properties.

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company’s September 30, 2004 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

Investments are comprised of 2,205 common shares (2003: 2,205 shares) of Trans-Orient Petroleum Ltd. (“Trans-Orient”) acquired at a cost of $235,773 (2004: $235,773) and having a fair value of $993 (2004: $993) and 100,000 common shares, 600,000 prior to a recent reverse split of 1 new for 6 old, (2004: 600,000) of Gondwana Energy, Ltd. (“Gondwana”) acquired at a deemed cost of $10,000 and having a fair value of $10,000 (2004: $10,000).

NOTE 4 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve publicly traded companies having directors, officers and/or principal shareholders in common with the Company. These companies are Trans-Orient Petroleum Ltd. (“Trans-Orient”), TAG Oil Ltd (“TAG”) and Gondwana Energy, Ltd. (“Gondwana”). Transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

a)	Investments

Investments consist of common shares of Trans-Orient and Gondwana.

Refer to Note 3

b)	Due to Related Parties

At March 31, 2005 the Company owed Nil (March 31, 2004: $1,902) to certain companies having directors, officers and/or principal shareholders in common with the Company. This amount is non-interest bearing and has no fixed terms of repayment.

c)	Other

During the six months ended March 31, 2005, the Company incurred $5,652 (2004: $9,706) of mainly general and administrative costs through DLJ Management Corp., (“DLJ”), a wholly owned subsidiary of Trans- Orient. This amount represents costs incurred by DLJ on behalf of the Company.

NOTE 5 - COMMON STOCK

a)	Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At March 31, 2005, there were 16,600,000 shares (March 31, 2004: 16,600,000) issued and outstanding.

b)	Stock Options

The Company applied Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees (“APB 25”) to account for all compensatory stock options granted. Further, Statement of Financial Accounting Standards No. 123: Accounting for Stock-Based Compensation ("SFAS 123") requires additional disclosure to reflect the results of the Company had it elected to follow SFAS 123.

There were no changes in the Company’s stock options for the periods ended March 31, 2005 and 2004. The weighted average exercise price to purchase 232,500 common shares through options is $1.53 per share.

The following stock options are outstanding at March 31, 2005:

Number	Price	Issue	Expiry
of Shares	per Share	Date	Date

217,500	$1.50	June 20, 2000	June 20, 2005
15,000	$2.00	October 31, 2000	October 31, 2005

232,500

The following is a summary of the Company’s net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the periods ended March 31, 2005 and 2004:

As at March 31,	2005		2004
	As	Pro	As	Pro
	Reported	Forma	Reported	Forma

Loss from continuing
operations	$(9,003)	$(9,003)	$(16,734)	$(16,734)

Loss from discontinued
operations	-	-	-	-

Net loss	$(9,003)	$(9,003)	$(16,734)	$(16,734)

Basic and diluted loss
per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

c)	Share Purchase Warrants The following share purchase warrants are outstanding at March 31, 2005:

Number	Price	Issue	Expiry
of Shares	per Share	Date	Date
5,000,000	$ 1.00	April 10, 2000	April 10, 2005

NOTE 6 - INCOME TAXES

There are no income taxes payable by the Company. At March 31, 2005 the Company has tax pools to offset future taxable income derived in the United States. The benefits of these tax pools have been offset by a valuation allowance of the same amount.

NOTE 7 – SUBSEQUENT EVENTS

In April of 2005, the Company sold its investment consisting of 2,205 common shares of Trans-Orient Petroleum Ltd., at a market price of $1.50, for proceeds of $3,307.50.

On April 10, 2005, 5,000,000 share purchase warrants exercisable at a price per share of $1.00 expired as they were not exercised.

On April 14, 2005, Mr. Dan Brown consented to act as a Director of AMG, replacing Mr. Arthur Evans who passed away on March 31, 2005, and on April 26, 2005, Mr. Doug Lynes consented to act as a Director of AMG.

In May of 2005, the Company sold its investment consisting of 100,000 common shares (600,000 prior to a reverse split of 1 new for every 6 old shares) of Gondwana Energy Inc. for proceeds of US$6,000.00.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Form 10-QSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Form 10-QSB, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including operating costs, future capital expenditures (including the amount and nature thereof), and other such matters are forward-looking statements. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, such statements are not guarantees of future performance and actual results or developments may differ materially from those in the forward-looking statements. Because our stock is a penny stock, each time we refer to the Litigation Reform Act, the safe harbor does not apply.

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

The Company does not receive any revenue from its operations and is in a start-up phase and has no significant assets, tangible or intangible, other than the opportunity to acquire potentially suitable international oil and gas properties for exploration. The Company has no history of earnings and there is no assurance that the business of the Company will be profitable. As at the Company’s six-month period ended March 31, 2005, the Company has an accumulated deficit of $2,815,967 and the Company is expected to continue incurring operating losses and accumulating deficits in future periods. The Company has no significant future obligations or expected changes with respect to any of its assets.

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

The Registrant receives corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Ltd., based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp. provides their services on an hourly basis at no charge due to the Company’s limited working capital.

DLJ Management Corp., in the past, had billed monthly for its services on a cost recovery basis, billing the Registrant and other associated companies for costs already incurred with no mark-up or other such charges, for items such as labor and rent, office costs, and employee benefits.

Office and Properties

The Registrant’s administrative offices are located at 1407-1050 Burrard Street, Vancouver, British Columbia, Canada, V6Z 2S3 and our telephone number is (604) 682-6496. The Registrant utilizes the office space, on a rent-free basis, per a verbal agreement, from affiliated companies Trans-Orient Petroleum Ltd. and TAG Oil Ltd.

We currently have no revenue producing assets and at present. Our sole assets at March 31, 2005 were cash and investments in related parties.

Results of Operations

During the first six months of the current fiscal year, our activities focused on acquiring suitable international oil and gas properties for exploration and development.

We did not generate any revenues from operations during the six months ended March 31, 2005, or during the comparable period. Our sole revenue during the period was $168 in interest income earned on surplus cash balances, compared to $238 for the six months ended March 31, 2004.

Our total general and administrative expenses for the six months ended March 31, 2005 were $9,171 compared to $16,972 for the comparable period last year. For the current period ended March 31, 2005 there were salaries of $2,988 compared to $6,786 for the six months ended March 31, 2004 and professional fees were $1,027, versus $5,199 last year. The balance of our general and administrative costs for the six months ended March 31, 2005 consisted of office expenses of $1,511, telephone expenses of $901, filing fees of $1,606, a gain on foreign exchange of $9, director fees of $208 and other miscellaneous expenses such as database management, rent, travel and related costs and amortization of capital assets totaling $939.

As a result of these transactions noted above, we incurred a loss of $9,003 or $0.00 per share for the six months ended March 31, 2005, compared to a loss of $16,734 for the same period last year.

Liquidity and Capital Resources

During the six months ended March 31, 2005 and 2004 we did not have any financing or investing activities.

At March 31, 2005 our current assets totaled $7,473 compared to $22,407 at the beginning of the fiscal year, or $35,243 for the comparable period at March 31, 2004. Our current assets consist of $7,473 in cash. Our current liabilities at March 31, 2005 were Nil. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

Recent accounting pronouncements

The following accounting pronouncements have been announced since the filing of the Company’s FORM 10-KSB, filed on December 27, 2004.

In June 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current U.S. GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and recognition of the cost in the results of operations over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company applies APB Opinion No. 25, as interpreted by FASB Interpretation No. 44, in accounting for awards issued from our stock option plan and does not recognize compensation costs in its U.S. GAAP financial statements for stock options issued to its employees and directors. This statement is effective for the first fiscal year that begins after June 15, 2005 and may be implemented on a modified prospective or retrospective basis. Under the modified prospective basis the Company would recognize stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as of January 1, 2006 and for all awards granted after January 1, 2006.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. The Company does not have any conditional asset retirement obligations.

The following standards issued by the FASB do not impact the Company at this time: SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005.

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

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit	Description of Exhibit
Number

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the quarter.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13 day of May, 2005.

AMG OIL LTD. (Registrant)
BY:	/s/ Michael Hart Michael Hart, Principal Executive Officer and Principal Financial Officer