Form 10KSB/A
period 2004-09-30
AMG OIL LTD
filed 2005-07-21
CIK 1109504

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

TELFORD SADOVNICK, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMG Oil Ltd. (A Development Stage Enterprise)

We have audited the accompanying balance sheets of AMG Oil Ltd. (a development stage enterprise) as at September 30, 2004 and 2003 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2004 and the statements of operations cash flows for the period from inception on February 20, 1997 to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise and has yet to establish any revenues from business operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

/S/ Telford Sadovnick, P.L.L.C. CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
November 19, 2004

114 West Magnolia Street, Suite 423 Bellingham, Washington 98225
Telephone: (360) 392-2886 Facsimile: (360) 392-2887

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