Form 10QSB
period 2005-06-30
AMG OIL LTD
filed 2005-08-12
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 16,600,000 outstanding as of August 12, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

AMG OIL LTD. (A Development Stage Enterprise) Interim Balance Sheets

	June 30,	June 30, 2004 (Unaudited – Prepared by Management)	September 30,
	2005		2004
	(Unaudited - Prepared		(Audited)
Assets	by Management)

Current

Cash	$15,314	$26,445	$22,407
Prepaid expenses	-	2,500	-

	15,314	28,945	22,407

Loan receivable	-	30,000	-
Investments	-	10,993	10,993
Property and equipment	1,338	1,791	1,649

Total Assets	$16,652	$71,729	$35,049

Liabilities

Current

Accounts payable and accrued liabilities	$-	$-	$5,000
Due to related parties	-	2,544	1,138

Total Liabilities	-	2,544	6,138

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at June 30,
2005: 16,600,000 shares
2004: 16,600,000 shares	166	166	166
Additional paid-in capital	2,835,709	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,819,223)	(2,766,690)	(2,806,964)

Total Stockholders’ Equity	16,652	69,185	28,911

Total Liabilities and Stockholders’ Equity	$16,652	$71,729	$35,049

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Interim Balance Sheets Statements of Operations (Unaudited – Prepared by Management)

					Cumulative from Inception on February 20,

	Three Months Ended June 30,	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	1997 to
		June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005

Expenses

General and administrative	$1,658	$7,144	$10,829	$24,116	$808,976
Loss on sale of investments	-	-	1,685	-	17,820
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000

	(1,658)	(7,144)	(12,514)	(24,116)	(1,091,576)

Other Income

Interest income	87	63	255	301	59,763

Loss from continuing
operations	(1,571)	(7,081)	(12,259)	(23,815)	(1,031,813)

Loss from discontinued
operations	-	-	-	-	(1,787,410)

Net loss for the period	$(1,571)	$(7,081)	$(12,259)	$(23,815)	$(2,819,223)

Basic and diluted loss
per share:
From continuing
operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.06)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.11)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.17)

Weighted average number of
Common shares outstanding	16,600,000	16,600,000	16,600,000	16,600,000

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Statements of Changes in Stockholders Equity (Unaudited – Prepared by Management)

For the Nine Months Ended June 30, 2005

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 30,
2004	16,600,000	$166	$2,835,709	$(2,806,964)	$28,911

Net loss during the period				(12,259)	(12,259)

Balance at June 30,
2005	16,600,000	$166	$2,835,709	$(2,819,223)	$16,652

See accompanying notes to the consolidated financial statements

AMG OIL LTD. (A Development Stage Enterprise) Statements of Cash Flows (Unaudited – Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Nine Months	Nine Months,	on February 20
	Ended	Ended	Ended	Ended	1997 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005
Operating Activities
Net loss from continuing operations	$(3,256)	$(7,081)	$(12,259)	$(23,815)	$(1,031,813)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	104	141	311	423	4,551
Net compensation expense from
stock options	-	-	-	-	184,875
Loss on sale of investments	1,685	-	1,685	-	17,820
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000
Changes in non-cash working capital:
Accounts payable and accrued
liabilities	-	-	(5,000)	(6,947)	947
Due to related parties	-	642	(1,138)	2,544	(23,181)
Prepaid expenses	-	-	-	(2,500)	-
Net cash used in continuing
operations	(1,467)	(6,298)	(16,401)	(30,295)	(582,021)
Net cash used in
discontinued operations	-	-	-	-	60,405
Net cash used in operating activities	(1,467)	(6,298)	(16,401)	(30,295)	(521,616)
Financing Activities
Common shares issued for cash	-	-	-	-	2,681,000
Common shares re-purchased
with cash	-	-	-	-	(30,000)
Net cash provided by (used in)
financing activities	-	-	-	-	2,651,000
Investing Activities
Loan receivable	-	-	-	-	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	9,308	-	9,308	-	82,256
Oil and gas exploration expenditures	-	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)
Net cash used in investing activities	9,308	-	9,308	-	(2,114,070)
Net increase (decrease) in cash
during the period	7,841	(6,298)	(7,093)	(30,295)	15,314
Cash position - Beginning of Period	7,473	32,743	22,407	56,740	-
Cash position - End of period	$15,314	$26,445	$15,314	$26,445	$15,314
Supplemental disclosure of net-cash
discontinued operations:
Loss from discontinued items	$-	$-	$-	$-	$(1,787,410)
Gain on forgiveness of debt	-	-	-	-	22,234
Write-off of oil and gas interest	-	-	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Foreign exchange	-	-	-	-	-
Net cash used in discontinued items	-	-	-	-	60,405
Supplemental disclosure of non-cash
Investing activities:
Purchase of investments	$-	$-	$-	$-	$-

See accompanying notes to the financial statements

AMG OIL LTD. (A Development Stage Enterprise) Notes to the Financial Statements (unaudited – Prepared by Management)

For the Nine Months Ended June 30, 2005 and 2004

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,819,223 and Stockholders’ Equity of $16,652 at June 30, 2005. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

The Company is a development stage enterprise and is required to identify that these financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable international oil and gas properties.

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company’s September 30, 2004 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - INVESTMENTS

In April of 2005, the Company sold its investment consisting of 2,205 common shares of Trans-Orient Petroleum Ltd., at a market price of $1.50, for proceeds of $3,308.

In May of 2005, the Company sold its investment consisting of 100,000 common shares (600,000 prior to a reverse split of 1 new for every 6 old shares) of Gondwana Energy Inc. for proceeds of US$6,000.

Refer to note 4

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

During the nine months ended June 30, 2005, the Company incurred $5,652 (2004: $15,693) of mainly general and administrative costs through DLJ Management Corp., (“DLJ”), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company.

NOTE 5 - COMMON STOCK

a)	Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2005, there were 16,600,000 shares (June 30, 2004: 16,600,000) issued and outstanding.

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

During the period ended June 30, 2005, 232,500 of the Company’s stock options expired as they were not exercised. There are no stock options outstanding at June 30, 2005.

c)	Share Purchase Warrants

During the period ended June 30, 2005, the Company’s 5,000,000 share purchase warrants expired as they were not exercised. There are no share purchase warrants outstanding at June 30, 2005.

NOTE 6 - INCOME TAXES

There are no income taxes payable by the Company. At June 30, 2005 the Company has tax pools to offset future taxable income derived in the United States. The benefits of these tax pools have been offset by a valuation allowance of the same amount.

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

The Company does not receive any revenue from its operations and is in a start-up phase and has no significant assets, tangible or intangible, other than the opportunity to acquire potentially suitable international oil and gas properties for exploration. The Company has no history of earnings and there is no assurance that the business of the Company will be profitable. As at the Company’s nine-month period ended June 30, 2005, the Company has an accumulated deficit of $2,819,223 and the Company is expected to continue incurring operating losses and accumulating deficits in future periods. The Company has no significant future obligations or expected changes with respect to any of its assets.

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

We currently have no revenue producing assets and at present. Our sole asset at June 30, 2005 was cash.

Results of Operations

During the first nine months of the current fiscal year, our activities focused on acquiring suitable international oil and gas properties for exploration and development.

We did not generate any revenues from operations during the nine months ended June 30, 2005, or during the comparable period. Our sole revenue during the period was $255 in interest income earned on surplus cash balances, compared to $301 for the nine months ended June 30, 2004. The Company incurred a net loss of $1,685 as a result of selling its investment in Trans-Orient and Gondwana.

Our total general and administrative expenses for the nine months ended June 30, 2005 were $10,829 compared to $24,116 for the comparable period last year. For the current period ended June 30, 2005 there were salaries of $2,988 compared to $10,203 for the nine months ended June 30, 2004 and professional fees were $1,252, versus $5,866 last year. The balance of our general and administrative costs for the nine months ended June 30, 2005 consisted of office expenses of $1,656, telephone expenses of $901, filing fees of $2,490, a loss on foreign exchange of $32, director fees of $208 and other miscellaneous expenses such as database management, rent, travel and related costs and amortization of capital assets totaling $1,302.

As a result of these transactions noted above, we incurred a loss of $12,259 or $0.00 per share for the nine months ended June 30, 2005, compared to a loss of $23,815 for the same period last year.

Liquidity and Capital Resources

During the nine months ended June 30, 2005 and 2004 we did not have any financing or investing activities.

At June 30, 2005 our current assets totaled $15,314 compared to $22,407 at the beginning of the fiscal year, or $28,945 for the comparable period at June 30, 2004. Our current assets consist of $15,314 in cash. Our current liabilities at June 30, 2005 were Nil. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

14

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
None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11 day of August, 2005.

AMG OIL LTD.
(Registrant)

BY:	/s/Michael Hart
Michael Hart, Principal Executive Officer and
Principal Financial Officer