Form 10KSB
period 2005-09-30
AMG OIL LTD
filed 2005-12-23
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005
OR
☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File #000-30087

AMG OIL LTD.
(Name of Small Business Issuer in its charter)

NEVADA	N.A.
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#1407-1050 Burrard Street
Vancouver, B.C. V6Z 2S3
(Address of Principal Executive Offices including Zip Code)

(604) 682-6496
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:
COMMON STOCK
(Title of class)

The issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES ☐ NO

There is no disclosure of delinquent filers in reports to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB:☐ YES ☒  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

The issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of December 21, 2005 is: $6,806,000

The number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2005 and
December 21, 2005: 16,600,000 Shares Common Stock. $.00001 par value per share.

Transitional Small Business Disclosure Format: ☐ YES  ☒  NO

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

Forward-looking statements include but are not limited to:

•	AMG Oil's ability to implement successfully its operating strategy as described in its business plan;

•	Future financial performance as estimated in AMG Oil's financial projections;

•	AMG Oil's forecasts of market demand; and,

•	Highly competitive market conditions.

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

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

History

The Registrant was previously engaged in the acquisition and, formerly, exploration of resource properties. The Registrant was incorporated on February 20, 1997 under the name "Trans New Zealand Oil Company" by filing its Articles of Incorporation with the Secretary of State of Nevada. The Registrant changed its name to AMG Oil Ltd. on July 27, 1998. The Registrant's fiscal year end is September 30.

The Registrant has been inactive for approximately the last two years and may be considered a “shell” company because it has no material assets or operations. The Registrant's administration is effected through its corporate office located at #1407-1050 Burrard Street, Vancouver, British Columbia, Canada V6Z 2S3. In previous years, the Registrant conducted its oil and gas exploration activities in New Zealand but withdrew from the permit and assigned its interest to the other participants in the permit during the 2003 fiscal year.

During the 2005, 2004 and 2003 fiscal years, the Registrant did not issue any securities. During the 2003 fiscal year, the Registrant repurchased, for cancellation and return to treasury, 3,000,000 of the Registrant's common shares for $0.01 per share.

The Registrant is a Vancouver, British Columbia, Canadian based company which was from 1999 to 2003 modestly active in seeking suitable oil and gas properties for exploration and development. The Registrant has been inactive since 2003.

The Registrant does not receive any revenue from its discontinued oil & gas operations in New Zealand and has no significant assets, tangible or intangible. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the Registrant’s fiscal year dated September 30, 2005, the Registrant has an accumulated deficit of $2,825,737 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. The Registrant has no significant future obligations.

Change of Control

Pursuant to an agreement made November 16, 2005, Robert Pollock, a Toronto, Ontario businessman, acquired control of the Registrant through the purchase of 8,600,000 shares of the Registrant’s common stock at a price of $0.01 per share. The purchase and sale of these shares for $86,000 was completed on November 29, 2005. These shares represent 51.9% of the outstanding shares of the Registrant. The seller of these shares was the previous majority shareholder, Trans-Orient Petroleum Ltd., which sold 7,305,500 million of these shares and one other seller, who sold 1,294,500 shares. Trans-Orient is a corporation registered under the 1934 Securities Act and is controlled by Mr. Peter C. Loretto, its President, who is a businessman residing in Vancouver, British Columbia, Canada.

Trans-Orient sold its controlling shares in the Registrant because they represented an investment in a superfluous inactive affiliate. Mr. Pollock purchased the 8,600,000 shares with personal funds and has advised that he has acquired control of the Registrant with a view to endeavoring to reactivating its oil and gas exploration although there can be no assurance he will be successful at doing so. At this time, the Registrant has not committed to any financing or property acquisition transactions although it is currently seeking capital and prospects.

By agreement with Mr. Pollock, the current directors of the Registrant have agreed to resign from the Board of the Registrant on request of Mr. Polllock but may resign of their own volition at any time.

Plan of Operations

Our plan of operations is to acquire a business either through purchase, merger, consolidation, or other means, so that the Company would cease being a shell company. Initially, our management anticipates concentrating our efforts on locating and acquiring a business, properties, or other assets, or combination thereof, in the oil and gas industry, although our management may cause us to attempt to acquire a business in another area. However, there can be no assurance that we will be able to find a suitable business to acquire, successfully negotiate the terms of any acquisition, or have the assets to complete any transaction. Because we are a shell company with nominal assets and no operations, it will be necessary for us to obtain financing (i) to pay our ongoing operating and administrative expenses, including our audit and other professional expenses associated with our reporting obligations under the Securities Exchange Act of 1934, (ii) costs associated with locating and acquiring another business, and (iii) funding the operations of any business in which we may be successful in acquiring an interest. There can be no assurance e will be able to raise any funds for any purposes, including the prospective acquisition of a new business. In the event we are unable to raise sufficient funds, we will be unable to acquire any businesses and may be forced to halt all operations.

Insurance

Currently, we do not have any insurance coverage.

Government Regulation

There is no governmental regulation which we are aware of or that would affect our Company.

Employees and Consultants

The Registrant has no employees, with the exception of our sole executive officer, Mr. Michael Hart, and has not retained the services of any consultants.

The Registrant is in the start-up stage and none of the Registrant’s executive officers have employment agreements with the Registrant.

Administration Contract

The Registrant receives corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Corp, based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp, until January 31, 2005, billed monthly for its services on a cost recovery basis, billing the Registrant and other associated companies for costs already incurred with no mark-up or other such charges, for items such as labor and rent, office costs, and employee benefits. As a result of the lack of capital of the Registrant, these services were provided by DLJ at no cost from February 1, 2005 to date. These services are not expected to continue for any significant period after the change of control.

Risks associated with AMG Oil:

1. The Registrant may be unable to continue as a going concern. The Registrant's auditors have expressed considerable doubt as to the Registrant's ability to continue as a going concern. The Registrant will be unable to continue as a going concern if it is unable to earn sufficient revenues from its operations or to raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. At September 30, 2005, we had $8,904 in working capital, which is not sufficient for the Registrant to maintain its operations. Currently, the Registrant's management has determined that if the Registrant does not raise the capital required to complete an acquisition of an oil and gas interest and maintain its monthly overhead that allows the Registrant to continue operating, it will be unable to continue as a going concern and you may lose your entire investment.

2. The Registrant has no material assets or liabilities and it incurred a net loss of $18,773 for the year ended September 30, 2005 and has no revenues to date. The Company’s future is dependent upon its ability to obtain financing and upon acquiring resource assets for exploration. These factors raise substantial doubt that the Company will be able to continue as a going concern. We currently do not have any arrangements for financing and we can provide no assurance to investors that we will be able to obtain financing when required. We have historically incurred losses and these losses are expected to continue in the future. We have never been profitable. At September 30, 2005, we had an accumulated deficit of $2,825,737. In order to become profitable, we will need to generate significant revenues through an acquisition of an oil and gas interest that leads to a commercial discovery of hydrocarbons to offset our cost of revenues and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future.

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

*	inability to find a suitable oil and gas property;

*	inability to raise the working capital to maintain the Registrants operations;

*	inability to raise the working capital necessary to acquire a suitable oil and gas interest and to maintain the work requirements after acquisition;

*	inability to discover hydrocarbons that are commercially viable;

*	general economic and political conditions.

4. An evaluation of our business is difficult because we are in the start-up phase of our current business after discontinuing our oil and gas operations in New Zealand we face a number of risks encountered by companies in our sector, including:

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

6. We have limited resources.

7. One stockholder owns a majority of our stock and may act, or prevent certain types of corporate actions, which may be or may seem to be adverse to other minority stockholders.

8. The market for our common stock is limited. There is currently only a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol "AMGO" which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges.

9. Penny stock rules limit the liquidity of our common stock. Our common stock may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended (referred to herein as the Exchange Act). These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

10. We have never paid cash dividends on our common stock. We have never paid dividends on our common stock and do not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

11. An investment in our company may be diluted. We may issue a substantial number of shares of our common stock without investor approval and we may consolidate the current common stock outstanding. Any such issuance or consolidation of our securities in the future could reduce an investor's ownership percentage and voting rights in our company and further dilute the value of your investment.

ITEM 2.           DESCRIPTION OF PROPERTY.

The Registrant’s administrative offices are located at 1407-1050 Burrard Street, Vancouver, British Columbia, Canada, V6Z 2S3 and our telephone number is (604) 682-6496. The Registrant utilizes the office space, on a rent-free basis, pursuant to a verbal agreement with DLJ Management Corp.

ITEM 3.           LEGAL PROCEEDINGS.

There are no material legal proceedings to which the Registrant is subject to or which are anticipated or threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the Registrant’s shareholders in the fourth quarter of the Registrant’s fiscal year.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Registrant’s shares are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol “AMGO”.

Summary trading by quarter, as found at www.yahoo.com, for the 2005 and 2004 fiscal years are as follows:

Fiscal Quarter	High Bid(1)	Low Bid(1)
2005
First Quarter	0.06	0.025
Second Quarter	0.12	0.03
Third Quarter	0.08	0.022
Fourth Quarter	0.27	0.03

2004
First Quarter	0.03	0.01
Second Quarter	0.06	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.07	0.01

Note:
(1)	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 12, 2005 there were 16,600,000 shares of Common Stock of the Registrant issued and outstanding. As of December 12, 2005 there were 60 holders of record and the closing share price on that date was $0.44.

Dividend Policy

No cash dividends have been declared by the Registrant nor are any intended to be declared. The Registrant is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Registrant insolvent. Dividend policy will be based on the Registrant’s cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future. In addition dividend policy under Nevada law is limited in that dividends can’t be paid if, after giving effect to the dividend (i) the Company would not be able to pay its debts as they become due in the usual course of business, or (ii) the Company’s total assets would be less than the sum of its total liabilities.

Securities authorized for issuance under equity compensation plans

			Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance under
	issued upon exercise of	price of outstanding options,	equity compensation plans
	outstanding options,	warrants and rights	(excluding securities reflected in
Plan category	warrants and rights (a)	(b)	column (a)) (c)

Equity compensation plans
approved by security holders	0	0	0

Equity compensation plans not
approved by securities holders	0	$ 0	3,000,000

Total	0	$ 0	3,000,000

The Registrant, during the 2000 fiscal year, established a non-qualified stock option plan (the “Plan”) for directors, officers, employees and consultants who provide services to the Registrant. Under the terms of the plan, 3,000,000 shares will be reserved for issuance under the plan. Any options issued under the plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant. As of September 30, 2005, 232,500 options had previously been granted under the Plan but all expired, unexercised during the 2005 fiscal year.

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

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operations

We no longer have any oil or gas properties as we withdrew from our sole oil and gas property on May 2, 2003. We had intended to acquire Touchpoint Metrics during the 2003 and 2004 fiscal years until April 21, 2004 when we informed The Innes Group, Inc. that we did not wish to proceed with the acquisition of Touchpoint Metrics so that we could re-focus on acquiring suitable oil and gas interests to explore for commercial hydrocarbons.

Our plan of operations is to acquire a business either through purchase, merger, consolidation, or other means, so that the Company would cease being a shell company. Initially, our management anticipates concentrating our efforts on locating and acquiring a business, properties, or other assets, or combination thereof, in the oil and gas industry, although our management may cause us to attempt to acquire a business in another area. However, there can be no assurance that we will be able to find a suitable business to acquire, successfully negotiate the terms of any acquisition, or have the assets to complete any transaction. Because we are a shell company with nominal assets and no operations, it will be necessary for us to obtain financing (i) to pay our ongoing operating and administrative expenses, including our audit and other professional expenses associated with our reporting obligations under the Securities Exchange Act of 1934, (ii) costs associated with locating and acquiring another business, and (iii) funding the operations of any business in which may be successful in acquiring an interest. There can be no assurance e will be able to raise any funds for any purposes, including the prospective acquisition of a new business. In the event we are unable to raise sufficient funds, we will be unable to acquire any businesses and may be forced to halt all operations.

We anticipate that our expenditures for the next twelve months will be approximately $25,000. These anticipated expenditures relate to accounting, legal and administrative expenses and to the costs of targeting a new business opportunity. These anticipated expenditures do not include any amount that may be required to acquire an interest in a new business opportunity or to fund a new business opportunity once acquired.

We do not have sufficient working capital required to fund our plan of operations for the next twelve months. We currently do not have sufficient capital to maintain our required overhead, have no revenues and anticipate relying principally on the issuance of common stock to raise funds to finance the expenditures that are expected to be incurred during the next twelve months. We have relied principally on the issuance of common stock in private placements to individuals known to officers and directors of the Registrant, to raise funds to support its business.

There can be no assurance that the Registrant will be successful in raising additional funds through the issuance of additional equity nor that the parties that provided funds in the past will continue to do so.

The Registrant does not expect any significant purchases of plant & equipment or employees, unless acquired in connection with the acquisition of a business opportunity that may be identified.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should we be unable to continue as a going concern. We have incurred recurring operating losses and have an accumulated deficit of $2,825,737 and Stockholders’ Equity of $10,138 at September 30, 2005. These factors, among others, raise substantial doubt about our’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon our ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

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

Results of Operations

We did not generate any revenues from operations during the year ended September 30, 2005, or during the year ended September 30, 2004. Our sole income during the year was $360 in interest income earned on surplus cash balances, compared to $379 for the year ended September 30, 2004.

After we withdrew from our only oil and gas interest during the 2003 fiscal year and upon liquidating its subsidiaries during the same period, we reallocated all relevant costs associated with our oil and gas interest totaling $1,787,410 to Loss from Discontinued Operations.

Our operating results are summarized as follows:

	Year Ended September 30,	Year Ended September 30,
	2005	2004
Expenses
General and administrative	$17,448	$34,468
Loss on sale of investments	1,685	-
Write-down of investments	-	-
Write-off of loan receivable	-	30,000

	(19,133)	(64,468)
Other Income
Interest income	360	379

Net loss from continuing operations	(18,773)	(64,089)
Net loss from discontinued operations	-	-

Net loss	$(18,773)	$(64,089)

Our total general and administrative expenses for the twelve months ended September 30, 2005 were $17,448 compared to $34,468 for the comparable period last year. Salaries were $2,988 compared to $12,421 for the twelve months ended September 30, 2004 and professional fees were $6,752, versus $13,431 last year. The balance of our general and administrative costs for the twelve months ended September 30, 2005 consisted of office expenses of $1,781, filing fees of $3,156 and other miscellaneous expenses such as telephone, database management, director fees, travel and related costs and amortization of capital assets totaling $2,771.

In addition to the above, the Company sold 2,205 shares of Trans-Orient Petroleum Ltd. at a market price of $1.50 for proceeds of $3,308 resulting in a gain over book value of $2,315. The Company also sold 100,000 shares of Gondwana Energy, Inc. at a price of $0.06 per share for proceeds of $6,000 resulting in a loss over book value of $4,000.

As a result of these transactions noted above, we incurred a net loss of $18,773 or $0.00 per share for the twelve months ended September 30, 2005, compared to a loss of $64,089 or $0.00 per share for the same period last year.

Liquidity and Capital Resources

During the twelve months ended September 30, 2005 and September 30, 2004 there were no financing activities undertaken by the Company.

The Company did not have any investing activities during the twelve months ended September 30, 2005 except the sales of investments of Trans-Orient Petroleum Ltd and Gondwana Energy, Inc. described above.

At September 30, 2005 our current assets totaled $14,526 compared to $22,407 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at September 30, 2005 were $5,622 (2004: $6,138). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We propose to raise additional financing through the sale of equity securities during the next fiscal year, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for joint venture funding are not successful, our activities may be curtailed and this may adversely affect our ability to carry out any acquisitions of suitable oil and gas operations or any other business opportunity.

We believe our existing cash balances are not sufficient to carry out our normal operations for the next twelve months and additional cash is required for administrative costs and the acquisition of suitable oil and gas interests or any other business opportunity during this period. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

ITEM 7.           FINANCIAL STATEMENTS.

AMG OIL LTD.
(A Development Stage Enterprise)

Financial Statements
(Expressed in United States Dollars)

For the Years Ended September 30, 2005 and 2004

TELFORD SADOVNICK, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMG Oil Ltd. (A Development Stage Enterprise)

We have audited the accompanying balance sheets of AMG Oil Ltd. (“the Company”) as at September 30, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005 and the statements of operations and cash flows for the period from inception on February 20, 1997 to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMG Oil Ltd. (a development stage enterprise) as at September 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005 and for the period from inception on February 20, 1997 to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Telford Sadovnick, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
Bellingham, Washington
December 12, 2005

F1

AMG OIL LTD.
(A Development Stage Enterprise)
Balance Sheets
(Expressed in United States Dollars)
As at September 30,	2005	2004

Assets
Current

Cash	$14,526	$22,407
	14,526	22,407

Investments	-	10,993
Property and equipment	1,234	1,649

Total Assets	$15,760	$35,049

Current Liabilities

Accounts payable and accrued liabilities	$5,622	$5,000
Due to related parties	-	1,138

Total Liabilities	5,622	6,138

Commitments and Contingencies	-	-

Stockholders’ Equity

Common voting stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30,
2005: 16,600,000 shares
2004: 16,600,000 shares	166	166
Additional paid-in capital	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,825,737)	(2,806,964)

Total Stockholders’ Equity	10,138	28,911

Total Liabilities and Stockholders’ Equity	$15,760	$35,049

See accompanying notes to the financial statements
F2

AMG OIL LTD.
(A Development Stage Enterprise)
Statements of Operations
(Expressed in United States Dollars)

				Cumulative
				from Inception
				on February 20,
	Year Ended	Year Ended	Year Ended	1997 to
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2003	2005

Expenses
General and administrative	$17,448	$34,468	$73,493	$815,595
Loss on sale of investments	1,685	-	-	17,820
Write-down of investments	-	-	-	234,780
Write-off of loan receivable	-	30,000	-	30,000

	(19,133)	(64,468)	(73,493)	(1,098,195)

Other Income
Interest income	360	379	1,291	59,868

Net loss from continuing operations	(18,773)	(64,089)	(72,202)	(1,038,327)

Net loss from discontinued operations	-	-	(269,611)	(1,787,410)

Net loss	$(18,773)	$(64,089)	$(341,813)	$(2,825,737)

Basic and diluted loss per common
share:
From continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.06)
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.11)
	$(0.00)	$(0.00)	$(0.02)	$(0.17)

Weighted average number of
common shares outstanding	16,600,000	16,600,000	17,841,096

See accompanying notes to the financial statements
F3

AMG OIL LTD.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Equity
(Expressed in United States Dollars)

From Inception on February 20, 1997 to September 30, 2005

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at February 20, 1997	-	$-	$-	$-	$-
April 2 ,1997	2,000,000	20	100,980	-	101,000
August 11 ,1997	3,000,000	30	29,970	-	30,000
September 29, 1997	4,000,000	40	199,960	-	200,000
Net loss for the period	-	-	-	(21,888)	(21,888)
Balance at September 30, 1997	9,000,000	90	330,910	(21,888)	309,112
December 31, 1997	2,000,000	20	99,980	-	100,000
July 2, 1998	1,500,000	15	374,985	-	375,000
August 14, 1998	500,000	5	124,995	-	125,000
Net loss for the year	-	-	-	(144,368)	(144,368)
Balance at September 30, 1998	13,000,000	130	930,870	(166,256)	764,744
March 17, 1999	1,200,000	12	599,988	-	600,000
Net loss for the year	-	-	-	(97,165)	(97,165)
Balance at September 30, 1999	14,200,000	142	1,530,858	(263,421)	1,267,579
April 10, 2000	5,000,000	50	249,950	-	250,000
August 25, 2000	400,000	4	899,996	-	900,000
Net compensation expense
from stock options	-	-	42,255	-	42,255
Net loss for the year	-	-	-	(1,106,470)	(1,106,470)
Balance at September 30, 2000	19,600,000	196	2,723,059	(1,369,891)	1,353,364
Net compensation expense
from stock options	-	-	94,315	-	94,315
Net loss for the year	-	-	-	(893,774)	(893,774)
Balance at September 30, 2001	19,600,000	196	2,817,374	(2,263,665)	553,905
Net compensation expense
from stock options	-	-	38,697	-	38,697
Net loss for the year	-	-	-	(137,397)	(137,397)
Balance at September 30, 2002	19,600,000	196	2,856,071	(2,401,062)	455,205
Re-purchase of shares
for cash	(3,000,000)	(30)	(29,970)	-	(30,000)
Net compensation expense	(2,263,665)
from stock options	-	-	9,608	-	9,608
Net loss for the year	-	-	-	(341,813)	(341,813)
Balance at September 30, 2003	16,600,000	166	2,835,709	(2,742,875)	93,000
Net loss for the year	-	-	-	(64,089)	(64,089)
Balance at September 30, 2004	16,600,000	166	2,835,709	(2,806,964)	28,911
Net loss for the year	-	-	-	(18,773)	(18,773)
Balance at September 30, 2005	16,600,000	$166	$2,835,709	$(2,825,737)	$10,138

See accompanying notes to the financial statements
F4

AMG OIL LTD.
(A Development Stage Enterprise)
Statements of Cash Flows
(Expressed in United States Dollars)

				Cumulative
				from Inception
	Year Ended	Year Ended	Year Ended	on February 20,
	September 30,	September 30,	September 30,	1997 to
	2005	2004	2003	September 30, 2005
Cash Provided By (used in):
Operating Activities
Net loss from continuing operations	$(18,773)	$(64,089)	$(72,202)	$(1,038,327)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	415	565	772	4,655
Net compensation expense from stock
options	-	-	9,608	184,875
Loss on sale of investments	1,685	-	-	17,820
Write-down of investments	-	-	-	234,780
Write-off of loan receivable	-	30,000	-	30,000
Changes in non-cash working capital:
Accounts receivable	-	-	163	-
Accounts payable and accrued liabilities	622	(1,000)	873	5,622
Due to related parties	(1,138)	191	(35,705)	(22,234)
Net cash (used in) continuing operations	(17,189)	(34,333)	(96,491)	(582,809)
Net cash provided by discontinued operations	-	-	38,918	60,405
Net cash (used in) operating activities	(17,189)	(34,333)	(57,573)	(522,404)
Financing Activities
Common shares issued for cash	-	-	-	2,681,000
Common shares re-purchased with cash	-	-	(30,000)	(30,000)
Net cash (used in) provided by financing activities	-	-	(30,000)	2,651,000
Investing Activities
Loan receivable	-	-	(30,000)	(30,000)
Purchase of investments	-	-	-	(324,856)
Proceeds from sale of investments	9,308	-	-	82,256
Oil and gas exploration expenditures	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	(5,889)
Net cash provided by (used in) investing activities	9,308	-	(30,000)	(2,114,070)
Net increase (decrease) in cash
during the year	(7,881)	(34,333)	(117,573)	14,526
Cash position - Beginning of year	22,407	56,740	174,313	-
Cash position - End of year	$14,526	$22,407	$56,740	$14,526
Supplemental disclosure of net cash for
discontinued operations:
Net loss from discontinued operations	$-	$-	$(269,611)	$(1,787,410)
Gain on forgiveness of debt	-	-	22,234	22,234
Write-off of oil and gas interest	-	-	286,331	1,832,520
Gain on sale of oil and gas interest	-	-	-	(6,939)
Foreign exchange	-	-	(36)	-
Net cash provided by discontinued operations	-	-	38,918	60,405
Supplemental disclosure of non-cash
investing activities:
Purchase of investments	$-	$-	$-	$(10,000)

See accompanying notes to the financial statements
F5

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Financial Statements
(Expressed in United States Dollars)

For the Years Ended September 30, 2005, 2004 and 2003

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,825,737 and Stockholders’ Equity of $10,138 at September 30, 2005. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

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

Cash and accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these instruments. Investments are carried at fair value.

c)	Cash

Cash is comprised of cash deposited in a high-quality financial institution, and to date has not experienced losses on any of its balances.

d)	Investments

Investments are classified as available-for-sale securities and reported at fair value, with any unrealized losses from temporary declines or unrealized gains reported as a component of “Cumulative Comprehensive Adjustment” in stockholders’ equity. Any other-than-temporary impairment requires the cost basis of the individual security to be written down to the fair value with the amount of the write-down accounted for as a realized loss and included in earnings.

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

Statement of Financial Accounting Standards No. 128: Earnings per Share (“SFAS 128”) replaces the presentation of primary earnings per share (“EPS”) with a presentation of both basic and diluted EPS for all entities with complex capital structures including a reconciliation of each numerator and denominator. Basic EPS excludes dilutive securities and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year.

Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common stock and is computed similarly to fully-diluted EPS pursuant to previous accounting pronouncements. SFAS 128 applies equally to loss per share presentations.

g)	Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

h)	Foreign Currency Translation

All transactions in currencies other than the U.S. Dollar during the year are translated at the exchange rate at the date of the transaction. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rate of exchange. Exchange gains or losses are included in the statement of operations in the year in which they occur. The Company’s functional currency is the U.S Dollar.

i)	Accounting Pronouncements Recently Issued

The following accounting pronouncements have been announced since the filing of the Company’s FORM 10- KSB, filed on December 27, 2004.

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

NOTE 3 – INVESTMENTS

In April of 2005, the Company sold its investment consisting of 2,205 common shares of Trans-Orient Petroleum Ltd., at a market price of $1.50, for proceeds of $3,308.

In May of 2005, the Company sold its investment consisting of 100,000 common shares (600,000 common shares prior to a reverse split of 1 new common share for every 6 old common shares) of Gondwana Energy Inc. for proceeds of $6,000.

Refer to note 5

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	September 30,	September 30,
	2005	2004
Furniture and office equipment	$4,832	$4,832
Leasehold improvements	1,057	1,057

	5,889	5,889
Accumulated depreciation	(4,655)	(4,240)

	$1,234	$1,649

NOTE 5 - RELATED PARTY TRANSACTIONS

Certain transactions of the Company involve a publicly traded company that has a director and/or principal shareholder in common with the Company. This company is Trans-Orient Petroleum Ltd. (“Trans-Orient”). Transactions with related parties have occurred in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

a)	Investments

Investments consisted of common shares of Trans-Orient and Gondwana Energy, Inc.

Refer to Note 3

b)	Due to Related Parties

During the 2005 fiscal year, the Company incurred $5,652 (September 30, 2004: $15,899) of mainly general and administrative costs through DLJ Management Corp., (“DLJ”), a wholly owned subsidiary of Trans-Orient. This amount represents costs incurred by DLJ on behalf of the Company. At September 30, 2005 the Company owes DLJ $Nil (September 30, 2004: $1,138).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any events of noncompliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company. The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis.

NOTE 7 - COMMON STOCK

a)	Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common voting stock with a par value of $0.00001 per share. At September 30, 2005, there were 16,600,000 shares (September 30, 2004: 16,600,000) issued and outstanding.

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

During the fiscal year ended September 30, 2005, all of the Company’s 232,500 stock options expired as they were not exercised (September 30,2004: 232,500, 2003: 232,500).

c)	Loss Per Share

The following is a summary of the Company’s net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the fiscal years ending September 30, 2005, 2004 and 2003:

	2005		2004		2003
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Net loss from continuing
operations	$(18,773)	$(18,773)	$(64,089)	$(64,089)	$(72,202)	$(72,202)

Net loss from discontinued
operations	-	-	-	-	(269,611)	(269,611)

Net loss	$(18,773)	$(18,773)	$(64,089)	$(64,089)	$(341,813)	$(341,813)

Basic and diluted loss
per share:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.02)	(0.02)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.02)

d)

Share Purchase Warrants

During the fiscal year ended September 30, 2005, all of the Company’s 5,000,000 share purchase warrants expired as they were not exercised. There are no share purchase warrants outstanding at September 30, 2005.

NOTE 8 - INCOME TAXES

Statement of Financial Accounting Standards No. 109: Accounting for Income Taxes (“SFAS 109”) requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The adoption of SFAS 109 had no material effect on the Company’s financial statements.

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

	September 30,	September 30,	September 30,
	2005	2004	2003

Net operating loss carryforwards	$(939,709)	$(920,936)	$(856,847)
Deferred tax asset	$319,689	$313,118	$291,328
Valuation allowance	(319,689)	(313,118)	(291,328)

Net deferred tax asset	$-	$-	$-

A valuation allowance has been established, and accordingly, no benefit has been recognized for the Company’s deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s current history of net losses and the expected near-term future losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

NOTE 9 - COMPARATIVE FIGURES

Certain comparative figures have been re-classified to conform to the presentation of the current year.

NOTE 10 – SUBSEQUENT EVENT

On November 30, 2005, Trans-Orient Petroleum Ltd. and another shareholder sold control of the Company with the sale of 8,600,000 shares of the Company, representing approximately 52%, of the Company’s outstanding shares.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There have been no changes or disagreements with accountants during the last two years.

ITEM 8A.        CONTROLS AND PROCEDURES

The Registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Registrant's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Registrant's management carried out an evaluation, with an effective date of September 30,2004, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Registrant's chief executive officer and chief financial officer concluded that the Registrant's disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

There were no changes in the Registrant's internal controls over financial reporting that have occurred in the last fiscal quarter of the Registrant’s fiscal year ended September 30, 2005 which materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

Not applicable.

PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, municipality of residence, age and position held of the directors and executive officers of the Registrant are as follows:

Name	Age	Position Held
Michael Hart	54	President, Principal Executive Officer, Secretary, Treasurer and Principal Financial Officer
Douglas Lynes	46	Director
Dan Brown	33	Director

All directors have a term of office expiring at the next annual general meeting of the Registrant, unless reelected or earlier vacated in accordance with the bylaws of the Registrant. All officers have a term of office lasting until their removal or replacement by the board of directors.

Mr. Michael Hart has been a director of the Corporation since December 13, 1999. From April 1999 until present Mr. Hart has held the position of President of Hart-Byrne Enterprises Ltd. Hart-Byrne Enterprises Ltd. is a private company formed by Mr. Hart and other investors, which is developing specialized products for the music industry. Mr. Hart is also President of On The Wing Productions Inc., a private company, which is also developing products for the music industry. Mr. Hart currently is also a director of Trans-Orient Petroleum Ltd., the Company’s former controlling shareholder until November 29, 2005.

Mr. Douglas Lynes has been a director of the Corporation since April 26, 2005. Mr. Lynes obtained a Bachelor of Commerce degree from The University of British Columbia, Vancouver, B.C., in 1985 and has been a member of the Institute of Charted Accountants in British Columbia since 1988. Mr. Lynes has worked as a Chartered Accountant in public practice for the last 18 years. Mr. Lynes became a director of Trans-Orient Petroleum Ltd., on December 6, 2005.

Mr. Dan Brown became a director of the Corporation on April 14, 2005 when he replaced Mr. Arthur Evans, who passed away on March 31, 2005. Mr. Brown has worked for DLJ Management Corp. for five years, providing administrative and accounting support services to public and private corporations.

Each of the three directors has committed in writing to Mr. Robert Pollock, the control person of the Corporation, that such director will resign from his position with the Corporation upon the request of Mr. Pollock. It is expected that Mr. Pollock will seek to replace the Board members with his own nominees.

None of the Registrant’s current officers are employed directly by the Registrant, and all officers devote less than 10% of their time to the Registrant’s business. All of the Registrant’s officers and directors devote a significant amount of their time to other interests or competing businesses, which may conflict with the operations and business of the Registrant.

None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature nor have they been subject to such proceedings within the last five years.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company’s equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

Based solely on our review of these reports or written representations from certain reporting persons, the Registrant believes that during the fiscal year ended September 30, 2005 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter was filed as an exhibit to the Company Form 10K-SB filed for the Company’s 2003 fiscal year and is incorporated into this document by reference. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

The Registrant’s board of directors has determined that Mr. Doug Lynes meets the SEC’s definition of an “audit committee financial expert”, as defined in Item 401(e)(2) of Regulation S-B. The board of directors has also determined that Mr. Lynes meets the definition of an “independent director”, as defined in Rule 121A of the American Stock Exchange Company Guide.

Code of Ethics

We have adopted a corporate code of ethics that applies to our chief executive officer and our chief financial officer. A copy of the code of ethics was filed as an exhibit to the Company’s Form 10-KSB filed for the Company’s 2003 fiscal year and is incorporated into this document by reference. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter was filed as an exhibit to the Company’s Form 10K-SB filed for the Company’s 2003 fiscal year and is incorporated into this document by reference.

ITEM 10. EXECUTIVE COMPENSATION

Directors and Officers of the Registrant have received the following compensation for the fiscal years ending September 30, 2005, 2004 and 2003:

(a) Name and Principal Position	(b) Year	Annual Compensation			Long-Term Compensation
					Awards		Payouts
		(c) Salary ($)	(d) Bonus ($)	(e) Other Annual Compen- sation ($)	(f) Restricted Stock Award(s) ($)	(g) Securities Under Options/ SARs (#)	(h) LTIP Payouts ($)	(i) All Other Compen- sation ($)
Michael Hart Director CEO, President & Secretary Arthur Evans (1) Director Douglas Lynes (2) Director	2005 2004 2003 2005 2004 2003 2005 2004 2003	- - - - - - - - -	- - - - - - - - -	- - 477 - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -	- - - - - - - - -

Dan Brown (1) Director	2005 2004 2003	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)	Mr. Arthur Evans passed away on March 31, 2005 and was replaced on the board of the Corporation by Mr. Dan Brown on April 14, 2005.
(2)	Mr. Douglas Lynes was appointed to the board of the Corporation on April 26, 2005.

Option/SAR Grants

There were no option/SAR Grants during the 2005, 2004 or 2003 fiscal years.

The Registrant established a non-qualified stock option plan, during the 2000 fiscal year, (the “Plan”) for directors, officers, employees and consultants who provide services to the Registrant. 3,000,000 shares of Common Stock are reserved for issuance under the Plan. Any options issued under the Plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2005, 2004 or 2003 fiscal years and there are no stock options outstanding at September 30, 2005 or at the date of this report .

Compensation of Our Officers

For the fiscal year ending September 30, 2005, we did not pay Mr. Michael Hart, our president, chief executive officer, corporate secretary and treasurer any compensation, bonus or options.

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

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Registrant’s securities are recorded on the books of its transfer agent in registered form. However, a substantial amount of such shares are registered in the name of intermediaries, such as, brokerage houses and clearing houses on behalf of their respective clients and the Registrant does not have knowledge of the beneficial owners thereof. The Registrant up until November 29, 2005 was controlled by Trans-Orient Petroleum Ltd., a corporation that owned a controlling interest consisting of 8,200,000 shares (49.4%) of the outstanding shares of the Registrant. However pursuant to an agreement made November 16, 2005 and completed on November 29, 2005, Robert Pollock, acquired control of the Corporation through the purchase of 8,600,000 common shares of the Corporation at a price of $0.01 per share. Trans-Orient sold 7,305,500 of its 8,200,000 shares of the Corporation and one other seller sold 1,294,500 shares. This agreement was filed as an exhibit to the Form 8-K filed by the Corporation on November 30, 2005.

As of December 22, 2005, the Registrant had an authorized share capital of 100,000,000 shares of Common Stock with a par value of $0.00001 per share, of which 16,600,000 shares were issued and outstanding.

The following table sets forth, as of December 22, 2005, the beneficial shareholdings of persons or entities holding five per cent (5%) or more of the Registrant’s common stock, each director individually, and each named executive officer and all directors and officers of the Registrant as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class
Robert Pollock 94 Garfield Avenue Toronto, Ontario M4T 1G1	8,600,000 shares	Shareholder	51.8%
Trans-Orient Petroleum Ltd. 1407-1050 Burrard Street, Vancouver, British Columbia V6Z 2S3	894,500 shares	Shareholder	5.39%
Michael Hart 3331 Beach Avenue. Roberts Creek, British Columbia V0N 2W2	-	Director, CEO, President & Secretary	-
Dan Brown 4615 232nd Street Langley, British Columbia V2Z 2S1	-	Director	-
Douglas Lynes 4612 54A Street	-	Director	-

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class
Delta, British Columbia V4K 2Z8

Changes in Control of the Registrant

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of our Company, other than the change of control that completed on November 29, 2005.

As at December 22, 2005, Robert Pollock owns 8,600,000, or approximately 51.8%, of the issued and outstanding shares of Common Stock and thereby effectively controls the Registrant. Robert Pollock is a Toronto, Ontario businessman.

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Registrant proposes to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

DLJ Management

During the 2005 fiscal year the Registrant incurred $5,652 (2004 fiscal year: $15,889) of mainly general and administrative costs through DLJ Management Corp., (“DLJ”), a wholly owned subsidiary of Trans-Orient, our former principal shareholder. This amount represents costs incurred by DLJ on behalf of the Company for administrative and accounting services. Payments made to DLJ were on a cost basis with no mark-up, based on time spent by the employees of DLJ providing accounting and administrative services for the Registrant. The Registrant believes that it would have had to pay more for these services if it had sought such services from unaffiliated third-parties.

Trans-Orient Petroleum Ltd.

During the 2005 fiscal year the Company sold its investment consisting of 2,205 shares of Trans-Orient Petroleum Ltd., our former principal shareholder, at a market price of $1.50, for proceeds of $3,308.

ITEM 13.            EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as filed February 20, 1997 (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to the Articles of Incorporation, as filed on July 27, 1998 (1)
14.1	Code of Ethics (2)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer) (3)
99.1	Audit Committee Charter (2)
99.2	Disclosure Committee Charter (2)

(1)

Incorporated herein by reference from our Form 10-SB registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 000-30087.

(2)	Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on December 29, 2003.

(3)	Filed as an exhibit to this Annual Report on Form 10-KSB.

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

2005- $6,000
2004- $10,015

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2005- $Nil
2004- $Nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005- $Nil
2004 - $Nil

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005- $Nil
2004- $Nil

(5) Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X require that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of December 2005.

AMG Oil Ltd.
(Registrant)

BY:	/s/ Michael Hart
Michael Hart, President, Principal Executive
Officer, Secretary, Treasurer and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael Hart	President, Principal Executive Officer,	December 23, 2005
Michael Hart	Secretary, Treasurer, Principal
Financial Officer and member of the
Board of Directors

/s/ Dan Brown	Member of the Board of Directors	December 23, 2005
Dan Brown