Form 10QSB
period 2005-12-31
AMG OIL LTD
filed 2006-02-14
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $.00001 par value per share: 16,600,000 outstanding as of February 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

AMG OIL LTD.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended December 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of AMG Oil Ltd. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

AMG OIL LTD.
(A Development Stage Enterprise)
Interim Balance Sheets

	December 31,	December 31,	September 30,
	2005	2004	2005
	(Unaudited -	(Unaudited –	(Audited)
	Prepared	Prepared
Assets	by Management)	by Management)

Current

Cash	$12,747	$17,265	$14,526

	12,747	17,265	14,526

Investments	-	10,993	-
Property and equipment	1,158	1,546	1,234

Total Assets	$13,905	$29,804	$15,760

Liabilities

Current

Accounts payable and accrued liabilities	$5,500	$5,195	$5,622
Due to related parties	-	1,632	-

Total Liabilities	5,500	6,827	5,622

Commitments and Contingencies	-	-	-

Stockholders’ Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at December 31,
2005: 16,600,000 shares
2004: 16,600,000 shares	166	166	166
Additional paid-in capital	2,835,709	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,827,470)	(2,812,898)	(2,825,737)

Total Stockholders’ Equity	8,405	22,977	10,138

Total Liabilities and Stockholders’ Equity	$13,905	$29,804	$15,760

See accompanying notes to the interim financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Interim Statements of Operations
(Unaudited – Prepared by Management)

			Cumulative
			from Inception
	Three Months	Three Months	on February 20,
	Ended	Ended	1997 to
	December 31,	December 31,	December 31,
	2005	2004	2005

Expenses

General and administrative	$1,834	$6,025	$817,429
Loss on sale of investments	-	-	17,820
Write-down of investments	-	-	234,780
Write-off of loan receivable	-	-	30,000

	(1,834)	(6,025)	(1,100,029)

Other Income

Interest income	101	91	59,969

Loss from continuing operations	(1,733)	(5,934)	(1,040,060)

Loss from discontinued operations	-	-	(1,787,410)

Net loss	$(1,733)	$(5,934)	$(2,827,470)

Basic and diluted loss per common
share:
From continuing operations	$(0.00)	$(0.00)	$(0.06)
Discontinued operations	(0.00)	(0.00)	(0.11)
	$(0.00)	$(0.00)	$(0.17)

Weighted average number of
common shares outstanding	16,600,000	16,600,000

See accompanying notes to the interim financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Interim Statements of Changes in Stockholders’ Equity
(Unaudited – Prepared by Management)

For the Three Months Ended December 31, 2005

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 30,
2005	16,600,000	$166	$2,835,709	$(2,825,737)	$10,138
				(1,106,470)
Net loss during the period				(1,733)	(1,733)

Balance at December 31,
2005	16,600,000	$166	$2,835,709	$(2,827,470)	$8,405

See accompanying notes to the interim financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Interim Statements of Cash Flows
(Unaudited – Prepared by Management)
				Cumulative
	Three Months		Three Months	from Inception
	Ended		Ended	on February 20,
	December 31,		December 31,	1997 to
	2005		2004	December 31, 2005
Operating Activities
Net loss from continuing operations	$(1,733)		$(5,934)	$(1,040,060)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	76		103	4,731
Net compensation expense from stock
options	-		-	184,875
Loss on sale of investments	-		-	17,820
Write-down of investments	-		-	234,780
Write-off of loan receivable	-		-	30,000
Changes in non-cash working capital:
Accounts payable and accrued liabilities	(122)		195	6,447
Due to related parties	-		494	(23,181)
Net cash used in continuing operations	(1,779)		(5,142)	(584,588)
Net cash used in discontinued operations	-		-	60,405
Net cash used in operating activities	(1,779)		(5,142)	(524,183)
Financing Activities
Common shares issued for cash	-		-	2,681,000
Common shares re-purchased with cash	-		-	(30,000)
Net cash provided by financing
Activities	-		-	2,651,000
Investing Activities
Loan receivable	-		-	(30,000)
Purchase of investments	-		-	(324,856)
Proceeds from sale of investments	-		-	82,256
Oil and gas exploration expenditures	-		-	(1,835,581)
Purchase of property and equipment	-		-	(5,889)
Net cash used in investing activities	-		-	(2,114,070)
Net increase (decrease) in cash
During the period	(1,779)		(5,142)	12,747
Cash position - Beginning of period	14,526		22,407	-
Cash position – End of period	$12,747		$17,265	$12,747
Supplemental disclosure of net-cash
discontinued operations:
Net loss from discontinued operations	$-	$		$(1,787,410)
Gain on forgiveness of debt	-		-	22,234
Write-off of oil and gas interest	-		-	1,832,520
Gain on sale of oil and gas interest	-		-	(6,939)
Foreign exchange	-		-	-
Net cash used in discontinued items	-		-	60,405
Supplemental disclosure of non-cash
investing activities:
Purchase of investments	$-		-	$(10,000)

See accompanying notes to the interim financial statements

AMG OIL LTD.
(A Development Stage Enterprise)
Notes to the Interim Financial Statements
(unaudited – Prepared by Management)

For the Three Months Ended December 31, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company’s business focus is the acquisition of an interest in a suitable resource based asset. The operations of the Company’s subsidiary for the exploration of New Zealand oil and gas properties was discontinued during the 2003 fiscal year based on managements decision that the subsidiary had limited prospects, at that time, for developing profitable operations.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,827,470 and Stockholders’ Equity of $8,405 at December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

The Company is a development stage enterprise and is required to identify that these financial statements are those of a development stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable resource based assets.

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company’s September 30, 2005 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK

Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At December 31, 2005, there were 16,600,000 shares (December 31, 2004: 16,600,000) issued and outstanding.

NOTE 4 - INCOME TAXES

There are no income taxes payable by the Company. At December 31, 2005 the Company has tax pools to offset future taxable income derived in the United States. The benefits of these tax pools have been offset by a valuation allowance of the same amount.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2005 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2005.

Forward Looking Statements

Certain information in this report including statements made in "Management's Discussion and Analysis", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although AMG Oil believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

  AMG Oil's ability to implement successfully its operating strategy;

  Future financial performance as estimated in AMG Oil's financial projections;

  AMG Oil's forecasts of market demand; and,

  Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. AMG Oil will not update or revise any forward-looking statements.

The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” in our annual report on Form 10-KSB for the year ended September 30, 2005, elsewhere in that report and in this quarterly report.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should we be unable to continue as a going concern. We have incurred recurring operating losses and have an accumulated deficit of $2,827,470 and Stockholders’ Equity of $8,405 at December 31, 2005. These factors, among others, raise substantial doubt about our ability to be able to continue as a going concern. The future of our company will depend upon our ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

Description of Business

Overview

The Registrant was previously engaged in the acquisition and exploration of resource properties, but has been inactive since 2003. Currently, the Registrant’s only significant asset is cash. Accordingly, the Registrant is a “shell company” within the meaning assigned that term in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Registrant is administered through its corporate office located at #1407-1050 Burrard Street, Vancouver, British Columbia, Canada V6Z 2S3. The Registrant’s telephone number is (604) 682-6496.

Corporate History

The Registrant was incorporated on February 20, 1997 under the name "Trans New Zealand Oil Company" by filing its Articles of Incorporation with the Secretary of State of Nevada. The Registrant changed its name to AMG Oil Ltd. on July 27, 1998. The Registrant's fiscal year end is September 30.

From 1999 to 2003, the Registrant was modestly active in seeking suitable oil and gas properties for exploration and development in New Zealand. It withdrew from the New Zealand exploration permit during the 2003 fiscal year, and assigned its interest to the other participants in the permit.

On February 1, 2006, the British Columbia Securities Commission granted the Registrant’s application to be designated as a reporting issuer under the Securities Act (British Columbia). Accordingly, the Registrant and its insiders are now subject to the continuous disclosure requirements under the securities laws of the Province of British Columbia, Canada.

Current Status

The Registrant does not receive any revenue from its discontinued oil & gas operations in New Zealand and has no significant assets, tangible or intangible. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the quarter ended December 31, 2005, the Registrant has an accumulated deficit of $2,827,470 which includes a loss of $1,733 for the quarter and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. The Registrant has no significant future obligations.

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

Administration Contract

The Registrant receives corporate services from DLJ Management Corp., a subsidiary of Trans-Orient Petroleum Corp, based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp, until January 31, 2005, billed monthly for its services on a cost-recovery basis, billing the Registrant and other associated companies for costs already incurred with no mark-up or other such charges, for items such as labor and rent, office costs, and employee benefits. As a result of the lack of capital of the Registrant, these services were provided by DLJ at no cost from February 1, 2005 to date. These services are not expected to continue for any significant period after the change of control described below.

The Registrant utilizes the office space for its corporate office, on a rent-free basis, pursuant to a verbal agreement with Trans-Orient Petroleum Ltd. and TAG Oil Ltd.

Change of Control

Pursuant to an agreement made November 16, 2005, Robert Pollock, a Toronto, Ontario businessman, acquired control of the Registrant through the purchase of 8,600,000 shares of the Registrant’s common stock at a price of $0.01 per share. This transaction was disclosed in the Registrant’s current report on Form 8-K, filed on December 1, 2005.

The purchase and sale of these shares for $86,000 was completed on November 29, 2005. These shares represent 51.9% of the outstanding shares of the Registrant. The seller of these shares was the previous majority shareholder, Trans-Orient Petroleum Ltd., which sold 7,305,500 million of these shares and one other seller, who sold 1,294,500 shares. Trans-Orient is a corporation whose common stock is registered under section 12(g) of the Exchange Act, and is controlled by Mr. Peter C. Loretto, its President, who is a businessman residing in Vancouver, British Columbia, Canada.

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

By agreement with Mr. Pollock, the current directors of the Registrant have agreed to resign from the Board of the Registrant on request of Mr. Pollock but may resign of their own volition at any time.

Results of Operations

The Company has incurred losses to date of $2,827,470 which includes a net less for the first quarter of the 2006 fiscal year of $1,733 versus a first quarter loss of $5,934 last year.

The Company’s loss of $1,733 for the quarter consisted of general and administrative costs (“G&A”) specifically, legal and filing and transfer agent expenses as well as minor office costs.

Summary of Quarterly Results

	Three Month Period Ended December 31, 2005 $	Three Month Period Ended Sept. 30, 2005 $	Three Month Period Ended June 30, 2005 $	Three Month Period Ended March 31, 2005 $	Three Month Period Ended December 31, 2004 $	Three Month Period Ended Sept 30, 2004 $	Three Month Period Ended June 30, 2004 $	Three Month Period Ended March. 31, 2004 $
Total Revenue	-	-	-	-	-	-	-	-
G&A	(1,834)	(6,619)	(1,658)	(3,146)	(6,025)	(10,352)	(7,144)	(6,157)
Loss on sale of investments	-	-	(1,685)	-	-	-	-	-
Write-off of loan receivable	-	-	-	-	-	(30,000)	-	-
Interest Income	101	105	87	77	91	78	63	107
Net income (loss) for the period	(1,733)	(6,514)	(3,256)	(3,069)	(5,934)	(40,274)	(7,081)	(6,050)

	Three Month Period Ended December 31, 2005 $	Three Month Period Ended Sept. 30, 2005 $	Three Month Period Ended June 30, 2005 $	Three Month Period Ended March 31, 2005 $	Three Month Period Ended December 31, 2004 $	Three Month Period Ended Sept 30, 2004 $	Three Month Period Ended June 30, 2004 $	Three Month Period Ended March. 31, 2004 $
Basic and Diluted income (loss) per share	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

In the periods where net losses are incurred, stock options and share purchase warrants outstanding were not included in the computation of diluted loss per share as the inclusion of such securities would be antidilutive.

The Company has not had any discontinued operations or extraordinary items in the past two years, therefore has not shown the impacts of these on the net loss and basic/diluted loss per share.

A comparative summary of the Company’s G&A costs over the three month period ending December 31, 2005 is as follows:

	3 months ended December 31

	2005	2004
Filing, listing and transfer	$822	$768
agent
Office and Administration	423	1,799
Professional fees	488	237
Wages		3,221
	$1,834	$6,025

Capital Expenditures

The Company has no material commitments for capital expenditure at December 31, 2005 or as of the date of this filing.

Liquidity and Capital Resources

The Company did not conduct any financing or investing activities during the three months ended December 31, 2005 and currently the Company has 16,600,000 shares outstanding (December 2004: 16,600,000).

At December 31, 2005 our current assets totaled $12,747 compared to $14,526 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at December 31, 2005 were $5,500 (September 30, 2005: $5,622). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We propose to raise additional financing through the sale of equity securities during the second quarter of the 2006 fiscal year, although there can be no assurance that such funding will be available. In the event that future equity financing cannot be raised or negotiations for joint venture funding are not successful, our activities may be curtailed and this may adversely affect our ability to carry out any acquisitions of suitable resource based assets or any other business opportunity.

We believe our existing cash balances are not sufficient to carry out our normal operations for the balance of the fiscal year and additional cash is required for administrative costs and the acquisition of suitable oil and gas interests or any other business opportunity during this period. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

On February 8, 2006, we filed a notice of a proposed unregistered offering of securities on Form 8-K pursuant to Rule 135c under the Securities Act of 1933, as amended. As described in the notice, the private placement consists of up to 5,000,000 Units at a price of US$0.25 per Unit for maximum gross proceeds of US$1.25 million. Each Unit will consist of one common share and one two-year share purchase warrant, exercisable at a price of US$0.50 per share, subject to accelerated expiry provisions should the shares of the Company trade over US$1.00 for 20 consecutive days, after a registration statement relating to the resale of certain of the securities issued in the offering has been declared effective by the Securities and Exchange Commission and at least four months has elapsed from the closing date of the financing. The Company’s agent will sell the Units on a best efforts basis, will be entitled to a commission, and has been granted a two year option to acquire up to 6% of the aggregate number of Units issued and sold under the offering, exercisable at a price of US$0.25 per share. On February 10, 2006, our board of directors resolved to increase the maximum offering to 6,000,000 units.

Net proceeds of the best efforts financing will be for working capital and to enhance the Company’s ability to acquire a suitable interest in a resource based asset.

The securities will be offered on a prospectus-exempt basis in certain provinces of Canada and elsewhere where permitted by applicable law. The Company has agreed to prepare and file a registration statement with the US Securities Exchange Commission in connection with these securities and will provide a 10% upwards adjustment in the number of securities issued if the registration statement is not effective within 180 days from closing. The best efforts financing is subject to the completion of definitive agreements, with closing expected to occur on or about February 21, 2006.

The securities have not been registered under the Securities Act of 1933, as amended, or under any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

Off-Balance Sheet Arrangements and Proposed Transactions

The Company does not have any off-balance sheet arrangements.

Transactions with Related Parties

There were no transactions with related parties during the three months ended December 31, 2005.

Accounting Pronouncements Recently Issued

There have been no accounting pronouncements recently issued that have had an affect on the Company.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of Michael Hart, who is our principal executive officer and our former principal financial officer. Based upon that evaluation, Mr. Hart concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended December 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

PART II –OTHER INFORMATION

Legal Proceedings

None.

Changes in Securities and Use of Proceeds

None.

Defaults Upon Senior Securities

None.

Submissions of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2005.

Other Information

On February 1, 2006, Mr. Garth Johnson was appointed as Chief Financial Officer of the Registrant on an interim basis and, at this time, on a no charge basis, replacing Mr. Michael Hart. Mr. Johnson is a Certified General Accountant.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as filed February 20, 1997 (1)
3.2	Bylaws (1)

3.3	Articles of Amendment to the Articles of Incorporation, as filed on July 27, 1998 (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (2)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (2)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer) (2)

(1)

Incorporated herein by reference from our Form 10-SB registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 000-30087.

(2)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K filed during the quarter.

On December 1, 2005, we filed a current report on Form 8-K disclosing an agreement dated November 16, 2005, pursuant to which Robert Pollock acquired control of our company through the purchase of 8,600,000 shares of the our outstanding common stock at a price of $0.01 per share.

Additional information relating to the Company is available on www.sedar.com and www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2006.

AMG OIL LTD.
(Registrant)

BY:	/s/ Michael Hart
Michael Hart, Principal Executive Officer

/s/ Garth Johnson
Garth Johnson, Principal Financial Officer