Form 10QSB
period 2006-03-31
AMG OIL LTD
filed 2006-05-03
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[               ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-30087 Commission file number

AMG OIL LTD.
(Exact name of Small Business Issuer as Specified in its Charter)

State of Nevada	N/A
(State or other jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

2800-600 17th Street,
South Denver, CO. 80202-5428
(Address of Principal Executive Offices)

(303) 226-5889
(Issuer's Telephone Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $.00001 par value per share: 22,600,000 outstanding as of April 28, 2006.

Transitional Small Business Disclosure Format (check one): Yes [               ] No [ X ]

AMG OIL LTD.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended March 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of AMG Oil Ltd. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Balance Sheets
	March 31,	March 31,	September 30,
	2006	2005	2005
	(Unaudited - Prepared	(Unaudited – Prepared	(Audited)
Assets	by Management)	by Management)

Current
Cash	$1,376,796	$7,473	$14,526

	1,376,796	7,473	14,526
Investments	-	10,993	-
Property and equipment	-	1,442	1,234

Total Assets	$1,376,796	$19,908	$15,760

Liabilities
Current
Accounts payable and accrued liabilities	$26,850	$-	$5,622

Total Liabilities	26,850	-	5,622

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at March 31,
2006: 22,600,000 shares
2005: 16,600,000 shares	226	166	166
Additional paid-in capital	4,194,606	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,844,886)	(2,815,967)	(2,825,737)

Total Stockholders’ Equity	1,349,946	19,908	10,138

Total Liabilities and Stockholders’ Equity	$1,376,796	$19,908	$15,760

See accompanying notes to the interim financial statements

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Statements of Operations
(Unaudited – Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Six Months	Six Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005	2006

Expenses

General and administrative	$21,712	$3,146	$23,546	$9,171	$839,141
Loss on sale of investments	-	-	-	-	17,820
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000

	(21,712)	(3,146)	(23,546)	(9,171)	(1,121,741)

Other Income

Interest income	4,296	77	4,397	168	64,265

Loss from continuing
Operations	(17,416)	(3,069)	(19,149)	(9,003)	(1,057,476)

Loss from discontinued
Operations	-	-	-	-	(1,787,410)

Net loss	$(17,416)	$(3,069)	$(19,149)	$(9,003)	$(2,844,886)

Basic loss per share:
From continuing
operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.08)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.13)

Weighted average number
of common shares
outstanding	17,621,978	16,600,000	17,621,978	16,600,000

See accompanying notes to the interim financial statements

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Changes in Stockholders’ Equity
(Unaudited – Prepared by Management)

For the Six Months Ended March 31, 2006

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 30,
2005	16,600,000	$166	$2,835,709	$(2,825,737)	$10,138
				(1,106,470)
Additions during the period
for cash	6,000,000	60	1,358,897	-	1,358,957
Net loss during the period	-	-	-	(19,149)	(19,149)

Balance at March 31,
2006	22,600,000	$226	$4,194,606	$(2,844,886)	$1,349,946

See accompanying notes to the interim financial statements

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Unaudited – Prepared by Management)
					Cumulative
	Three Months Three Months		Six Months	Six Months	from Inception
	Ended	Ended	Ended	Ended	on February 20,
	March 31,	March 31,	March 31,	March 31,	1997 to
	2006	2005	2006	2005	March 31, 2006
Operating Activities
Net loss from continuing operations	$(17,416)	$(3,069)	$(19,149)	$(9,003)	$(1,057,476)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	1,158	104	1,234	207	5,889
Net compensation expense from
stock options	-	-	-	-	184,875
Loss on sale of investments	-	-	-	-	17,820
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000
Changes in non-cash working capital:
Accounts payable and accrued
liabilities	21,350	(5,195)	21,228	(5,000)	27,797
Due to related parties	-	(1,632)	-	(1,138)	(23,181)
Net cash provided by (used in)
continuing operations	5,092	(9,792)	3,313	(14,934)	(579,496)
Net cash provided by discontinued
operations	-	-	-	-	60,405
Net cash provided by (used in)
operating activities	5,092	(9,792)	3,313	(14,934)	(519,091)
Financing Activities
Common shares issued for cash	1,358,957	-	1,358,957	-	4,039,957
Common shares re-purchased with
cash	-	-	-	-	(30,000)
Net cash provided by
financing activities	1,358,957	-	1,358,957	-	4,009,957
Investing Activities
Loan receivable	-	-	-	-	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	-	82,256
Oil and gas exploration expenditures	-	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)
Net cash used in investing activities	-	-	-	-	(2,114,070)
Net increase (decrease) in cash
during the period	1,364,049	(9,792)	1,362,270	(14,934)	1,376,796
Cash position - Beginning of period	12,747	17,265	14,526	22,407	-
Cash position - End of period	$1,376,796	$7,473	$1,376,796	$7,473	$1,376,796
Supplemental disclosure of net-cash
discontinued operations:
Net loss from discontinued operations	$-	$-	$-	$-	$(1,787,410)
Gain on forgiveness of debt	-	-	-	-	22,234
Write-off of oil and gas interest	-	-	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Net cash used in discontinued items	-	-	-	-	60,405
Supplemental disclosure of non-cash
Investing activities:
Purchase of investments	$-	$-	$-	$-	$(10,000)

See accompanying notes to the interim financial statements

AMG OIL LTD.
(An Exploration Stage Enterprise)
Notes to the Interim Financial Statements
(unaudited – Prepared by Management)

For the Six Months Ended March 31, 2006 and 2005

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,844,886. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing, acquire a suitable resource based asset and maintain continuing support from shareholders and creditors to attain profitable operations.

The Company is a development stage enterprise and is required to identify that these financial statements are those of an exploration stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable resource based assets.

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company’s September 30, 2005 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK

Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share.

	Number	Stated
Issued and fully paid:	of Shares	Value
Balance at September 30, 2005	16,600,000	$2,835,875
Private placement, net of issue costs	6,000,000	1,358,957
Balance at March 31, 2006	22,600,000	$4,194,832

On February 28, 2006 the Company completed a private placement financing of 6,000,000 units (each a “Unit”) at a price of US$0.25 per Unit for gross proceeds of $1.5 million. Each Unit consists of one share of common stock (a “Unit Share”) and one share purchase warrant (a “Warrant”), and each Warrant entitles the holder thereof to acquire an additional share of common stock (a “Warrant Share”) at a price of US$0.50 for a period of 24 months subject to an accelerated expiry provision whereby the warrants will expire 30 days after a registration statement has been declared effective by the United States Securities Exchange Commission (“SEC”) and the Company’s shares have traded at or above $1.00 for 20 consecutive days. Each Unit also includes a Right to receive an additional 0.10 of one Unit if a Registration Statement is not declared effective by the SEC on or before August 27, 2006. As part of the private placement the Company’s agent earned a commission and was granted a two year option to purchase 360,000 Units of the Company, exercisable at $0.25 per share.

Share Purchase Warrants

At March 31, 2006, the following share purchase warrants are outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
6,000,000	$0.50	February 28, 2008

Stock Options

At March 31, 2006, the following stock options are outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
360,000	$0.25	February 28, 2008

Rights

At March 31, 2006, the following rights are outstanding:

Number	Grant
of Units	Date
600,000	August 27, 2006

Each outstanding Right allows for one common share and one warrant exercisable at $0.50 until expiry on February 28, 2008.

Refer to Note 4

NOTE 4 – RELATED PARTY TRANSACTIONS

Three directors participated in the private placement financing completed on February 28, 2006, acquiring a total of 80,000 units at a price of $0.25 per unit.

NOTE 5 – LOSS PER SHARE

Loss per share is calculated using the weighted-average number of commons shares outstanding during the period. Diluted loss per share is not presented, as it is anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended March 31, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended March 31, 2006.

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

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should we be unable to continue as a going concern. We have incurred recurring operating losses and have an accumulated deficit of $2,844,886. These factors, among others, raise substantial doubt about our ability to be able to continue as a going concern. The future of our company will depend upon our ability to obtain adequate financing, acquire a suitable resource based asset and maintain continuing support from shareholders and creditors to attain profitable operations.

Description of Business

Overview

The Registrant was previously engaged in the acquisition and exploration of resource properties, but has been inactive since 2003. Currently, the Registrant’s only asset is cash. Accordingly, the Registrant is a “shell company” within the meaning assigned that term in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Registrant is administered through its corporate office located at 600 17th Street, Suite 2800, South Denver, CO, USA 80202-5428. The Registrant’s telephone number is (303) 226-5889.

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

Current Status

The Registrant does not receive any revenue from its discontinued oil & gas operations in New Zealand and has no significant assets, tangible or intangible other than cash. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the quarter ended March 31, 2006, the Registrant has an accumulated deficit of $2,844,886 which includes a loss of $19,149 for the six month period ending March 31, 2006 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. The Registrant has no significant future obligations.

We currently have ongoing obligations with respect to our corporate operations and we expect to have sufficient capital required to continue our ongoing activities until such time that we can generate revenues from operations.

There can be no assurance that we will earn revenue, operate profitably or provide a return on investment to our security holders. We now propose to derive all of our revenue from the intended acquisition of suitable resource based assets.

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

The purchase and sale of these shares for $86,000 was completed on November 29, 2005. These shares, at the date of completion, represented 51.9% of the outstanding shares of the Registrant. The seller of these shares was the previous majority shareholder, Trans-Orient Petroleum Ltd., which sold 7,305,500 million of these shares and one other seller, who sold 1,294,500 shares. Trans-Orient is a corporation whose common stock is registered under section 12(g) of the Exchange Act, and is controlled by Mr. Peter C. Loretto, its President, who is a businessman residing in Vancouver, British Columbia, Canada.

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

Results of Operations

The Company has incurred losses to date of $2,844,886 which includes a net loss for the second quarter of the 2006 fiscal year $17,416 (six months: $19,149) versus a second quarter loss of $3,069 (six months: $9,003) last year.

The Company’s loss of $19,149 for the quarter consisted of general and administrative costs (“G&A”) specifically, consulting, legal, filing and transfer agent expenses as well as minor office costs.

Summary of Quarterly Results

	Three Month Period Ended March 31, 2006 $	Three Month Period Ended December 31, 2005 $	Three Month Period Ended Sept. 30, 2005 $	Three Month Period Ended June 30, 2005 $	Three Month Period Ended March 31, 2005 $	Three Month Period Ended December 31, 2004 $	Three Month Period Ended Sept 30, 2004 $	Three Month Period Ended June 30, 2004 $
Total Revenue	-	-	-	-	-	-	-	-
G&A	(21,712)	(1,834)	(6,619)	(1,658)	(3,146)	(6,025)	(10,352)	(7,144)
Loss on sale of investments	-	-	-	(1,685)	-	-	-	-
Write-off of loan receivable	-	-	-	-	-	-	(30,000)	-
Interest Income	4,296	101	105	87	77	91	78	63
Net income (loss) for the period	(17,416)	(1,733)	(6,514)	(3,256)	(3,069)	(5,934)	(40,274)	(7,081)
Basic and Diluted income (loss) per share	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

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

A comparative summary of the Company’s G&A costs over the six month period ending March 31, 2006 is as follows:

	3 months ended March 31,		6 months ended March 31,
	2006	2005	2006	2005
Filing, listing and transfer	$6,567	$838	$7,389	$1,606
agent
Consulting	4,959		4,959	-
Office and Administration	6,461	1,328	6,985	3,550
Professional fees	3,725	790	4,213	1,027
Wages	-	190	-	2,988
	$21,712	$3,146	$23,546	$9,171

Capital Expenditures

The Company has no material commitments for capital expenditure at March 31, 2006 or as of the date of this filing.

Liquidity and Capital Resources

On February 28, 2006 the Company completed a financing of 6,000,000 units (each a “Unit”) at a price of US$0.25 per Unit for gross proceeds of $1.5 million. Net proceeds of this financing will be used for working capital and to enhance the Company’s ability to acquire a suitable interest in a resource based asset.

On February 8, 2006, the Company filed a notice of a proposed unregistered offering of securities on Form 8-K pursuant to Rule 135c under the Securities Act of 1933, as amended. As described in the notice, the private placement consisted of up to 5,000,000 Units at a price of US$0.25 per Unit for maximum gross proceeds of US$1.25 million. Each Unit consisted of one common share and one two-year share purchase warrant, exercisable at a price of US$0.50 per share, subject to accelerated expiry provisions should the shares of the Company trade over US$1.00 for 20 consecutive days, after a registration statement relating to the resale of certain of the securities issued in the offering has been declared effective by the Securities and Exchange Commission and at least four months has elapsed from the closing date of the financing. The Company’s agent will sell the Units on a best efforts basis, will be entitled to a commission, and has been granted a two year option to acquire up to 6% of the aggregate number of Units issued and sold under the offering, exercisable at a price of US$0.25 per share. On February 10, 2006, the Company’s board of directors resolved to increase the maximum offering to 6,000,000 units.

The securities were offered on a prospectus-exempt basis in certain provinces of Canada and elsewhere where permitted by applicable law. The Company, as part of the financing, agreed to prepare and file a registration statement with the US Securities Exchange Commission in connection with these securities and will provide a 10% upwards adjustment in the number of securities issued if the registration statement is not effective by August 27, 2006.

The securities have not been registered under the Securities Act of 1933, as amended, or under any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At March 31, 2006, there were 22,600,000 shares (March 31, 2005: 16,600,000) issued and outstanding.

At March 31, 2006 our current assets totaled $1,376,976 compared to $14,526 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at March 31, 2006 were $26,850 (September 30, 2005: $5,622). Cash on hand is currently our only source of liquidity and at the date of this report we feel that we have sufficient working capital on hand to operate for the next twelve months. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Off-Balance Sheet Arrangements and Proposed Transactions

The Company does not have any off-balance sheet arrangements.

Transactions with Related Parties

There were no transactions with related parties during the six months ended March 31, 2006, other than certain director’s of the Company participating in the financing completed on February 28, 2006. Please refer to Note 4 of the accompanying interim financial statements.

Accounting Pronouncements Recently Issued

There have been no accounting pronouncements recently issued that have had an affect on the Company.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the period covered by this report, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in reports that we file or submit with under the Exchange Act.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, a registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by such registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

PART II –OTHER INFORMATION

Legal Proceedings

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Defaults Upon Senior Securities

None.

Submissions of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the six months ended March 31, 2006.

Other Information

On March 21, 2006, Mr. Douglas Lynes resigned as a Director of the Company and was replaced by Mr. John Campbell. Mr. Campbell is a retired member of the Law Society of British Columbia and for the past 18 years has served as President of mining explorer, Trans America Industries Ltd.

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

On March 2, 2006, we filed a current report on Form 8-K disclosing the completion of the private placement offering of 6,000,000 units as described above.

On March 22, 2006, we filed a current report on Form 8-K disclosing the departure of Mr. Douglas Lynes as a Director of the Company and that he had been replaced by Mr. John Campbell.

Additional information relating to the Company is available on www.sedar.com and www.sec.gov.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of May, 2006.

AMG OIL LTD.
(Registrant)

Date: May 3, 2006	BY:	/s/ Michael Hart
Michael Hart, Principal Executive Officer

Date: May 3, 2006		/s/ Garth Johnson
Garth Johnson, Principal Financial Officer