Form 10QSB
period 2006-06-30
AMG OIL LTD
filed 2006-08-14
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $.00001 par value per share: 22,600,000 outstanding as of August 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes [               ] No [ X ]

AMG OIL LTD.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2006

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of AMG Oil Ltd. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Balance Sheets

	June 30,	June 30,	September 30,
	2006	2005	2005
	(Unaudited - Prepared	(Unaudited – Prepared	(Audited)
Assets	by Management)	by Management)
Current
Cash	$1,343,935	$15,314	$14,526
	1,343,935	15,314	14,526
Property and equipment	-	1,338	1,234
Total Assets	$1,343,935	$16,652	$15,760
Liabilities
Current
Accounts payable and accrued liabilities	$2,244	$-	$5,622
Total Liabilities	2,244	-	5,622
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at June 30,
2006: 22,600,000 shares
2005: 16,600,000 shares	226	166	166
Additional paid-in capital	4,194,606	2,835,709	2,835,709
Deficit accumulated during the development stage	(2,853,141)	(2,819,223)	(2,825,737)
Total Stockholders’ Equity	1,341,691	16,652	10,138
Total Liabilities and Stockholders’ Equity	$1,343,935	$16,652	$15,760

See accompanying notes to the interim financial statements

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Statements of Operations
(Unaudited – Prepared by Management)

					Cumulative
					from Inception
	Three Months	Three Months	Nine Months	Nine Months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

Expenses

General and administrative	$21,380	$1,658	$44,926	$10,829	$860,521
Loss on sale of investments	-	-	-	1,685	17,820
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000

	(21,380)	(1,658)	(44,926)	(12,514)	(1,143,121)

Other Income

Interest income	13,125	87	17,522	255	77,390

Loss from continuing
Operations	(8,255)	(1,571)	(27,404)	(12,259)	(1,065,731)

Loss from discontinued
Operations	-	-	-	-	(1,787,410)

Net loss	$(8,255)	$(1,571)	$(27,404)	$(12,259)	$(2,853,141)

Basic loss per share:
From continuing
operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.08)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.13)

Weighted average number
of common shares
outstanding	19,281,319	16,600,000	19,281,319	16,600,000

See accompanying notes to the interim financial statements

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Changes in Stockholders’ Equity
(Unaudited – Prepared by Management)

For the Nine Months Ended June 30, 2006

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 30,
2005	16,600,000	$166	$2,835,709	$(2,825,737)	$10,138

Additions during the period
for cash	6,000,000	60	1,358,897	-	1,358,957
Net loss during the period	-	-	-	(27,404)	(27,404)

Balance at June 30,
2006	22,600,000	$226	$4,194,606	$(2,853,141)	$1,341,691

See accompanying notes to the interim financial statements

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Unaudited – Prepared by Management)

					Cumulative
	Three Months	Three Months	Nine Months	Nine Months	from Inception
	Ended	Ended	Ended	Ended	on February 20,
	June 30,	June 30,	June 30,	June 30,	1997 to
	2006	2005	2006	2005	June 30, 2006
Operating Activities
Net loss from continuing operations	$(8,255)	$(3,256)	$(27,404)	$(12,259)	$(1,065,731)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	-	104	1,234	311	5,889
Net compensation expense from
stock options	-	-	-	-	184,875
Loss on sale of investments	-	1,685	-	1,685	17,820
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000
Changes in non-cash working capital:
Accounts payable and accrued
liabilities	(3,378)	-	(3,378)	(5,000)	3,191
Due to related parties	(21,228)	-	-	(1,138)	(23,181)
Net cash used in
continuing operations	(32,861)	(1,467)	(29,548)	(16,401)	(612,357)
Net cash provided by discontinued
operations	-	-	-	-	60,405
Net cash used in
operating activities	(32,861)	(1,467)	(29,548)	(16,401)	(551,952)
Financing Activities
Common shares issued for cash	-	-	1,358,957	-	4,039,957
Common shares re-purchased with
cash	-	-	-	-	(30,000)
Net cash provided by
financing activities	-	-	1,358,957	-	4,009,957
Investing Activities
Loan receivable	-	-	-	-	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	-	9,308	-	9,308	82,256
Oil and gas exploration expenditures	-	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)
Net cash provided by (used in)
investing activities	-	9,308	-	9,308	(2,114,070)
Net increase (decrease) in cash
during the period	(32,861)	7,841	1,329,409	(7,093)	1,343,935
Cash position - Beginning of period	1,376,796	7,473	14,526	22,407	-
Cash position - End of period	$1,343,935	$15,314	$1,343,935	$15,314	$1,343,935
Supplemental disclosure of net-cash
discontinued operations:
Net loss from discontinued operations	$-	$-	$-	$-	$(1,787,410)
Gain on forgiveness of debt	-	-	-	-	22,234
Write-off of oil and gas interest	-	-	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Net cash used in discontinued items	-	-	-	-	60,405
Supplemental disclosure of non-cash
Purchase of investments	$-	$-	$-	$-	$(10,000)

See accompanying notes to the interim financial statements

AMG OIL LTD.
(An Exploration Stage Enterprise)
Notes to the Interim Financial Statements
(unaudited – Prepared by Management)

For the Nine Months Ended June 30, 2006 and 2005

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,853,141. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing, acquire a suitable resource based asset and maintain continuing support from shareholders and creditors to attain profitable operations.

The Company is a development stage enterprise and is required to identify that these financial statements are those of an exploration stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable resource based assets.

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company’s September 30, 2005 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - COMMON STOCK

Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share.

	Number	Stated
Issued and fully paid:	of Shares	Value
Balance at September 30, 2005	16,600,000	$2,835,875
Private placement, net of issue costs	6,000,000	1,358,957
Balance at June 30, 2006	22,600,000	$4,194,832

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

At June 30, 2006, the following share purchase warrants are outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
6,000,000	$0.50	February 28, 2008

Stock Options

At June 30, 2006, the following stock options are outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
360,000	$0.25	February 28, 2008

Rights

At June 30, 2006, the following rights are outstanding:

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

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended June 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended June 30, 2006.

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

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should we be unable to continue as a going concern. We have incurred recurring operating losses and have an accumulated deficit of $2,853,141. These factors, among others, raise substantial doubt about our ability to be able to continue as a going concern. The future of our company will depend upon our ability to obtain adequate financing, acquire a suitable resource based asset and maintain continuing support from shareholders and creditors to attain profitable operations.

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

Current Status

The Registrant does not receive any revenue from its discontinued oil & gas operations in New Zealand and has no significant assets, tangible or intangible other than cash. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the quarter ended June 30, 2006, the Registrant has an accumulated deficit of $2,853,141 which includes a loss of $27,404 for the nine month period ending June 30, 2006 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. The Registrant has no significant future obligations.

We currently have ongoing obligations with respect to our corporate operations and we expect to have sufficient capital required to continue our ongoing activities over the next twelve months.

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

Administration Contract

The Registrant receives corporate services from DLJ Management Corp. (“DLJ”), a subsidiary of Trans-Orient Petroleum Corp, based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp bills monthly for its services on a cost-recovery basis, billing the Registrant and other companies for costs already incurred with no mark-up or other such charges, for items such as labor, rent, office costs, and employee benefits. During the nine months ended June 30, 2006, the Company incurred $6,140 (2005: $5,620) of mainly general and administrative costs through DLJ. This amount represents costs incurred by DLJ on behalf of the Company.

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

Results of Operations

The Company has incurred losses to date of $2,853,141 which includes a net loss for the third quarter of the 2006 fiscal year $8,255 (nine months: $27,404) versus a third quarter loss of $1,571 (nine months: $12,259) last year.

The Company’s loss of $27,404 for the nine months ended June 30, 2006 consisted of general and administrative costs (“G&A”) of $44,926 as detailed below with a portion of these costs being offset by interest income being received by the Company amounting to $17,522.

Summary of Quarterly Results

	Three	Three	Three	Three	Three	Three	Three	Three
	Month	Month	Month	Month	Month	Month	Month	Month
	Period	Period	Period	Period	Period	Period	Period	Period
	Ended June	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	30, 2006	March 31,	December	Sept. 30,	June 30,	March 31,	December	Sept 30,
		$2006	31, 2005	2005	2005	2005	31, 2004	2004
		$	$	$	$	$	$	$
Total
Revenue	-	-	-	-	-	-	-	-
G&A
	(21,380)	(21,712)	(1,834)	(6,619)	(1,658)	(3,146)	(6,025)	(10,352)
Loss on
sale of
investments	-	-	-	-	(1,685)	-	-	-
Write-off of
loan
receivable	-	-	-	-	-	-	-	(30,000)
Interest
Income	13,125	4,296	101	105	87	77	91	78
Net income
(loss) for
the period	(8,255)	(17,416)	(1,733)	(6,514)	(3,256)	(3,069)	(5,934)	(40,274)
Basic and
Diluted
income	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00
(loss) per
share

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

A comparative summary of the Company’s G&A costs over the nine month period ending June 30, 2006 is as follows:

	3 months ended June 30,		9 months ended June 30,
	2006	2005	2006	2005
Filing, listing and transfer agent	$788	$885	$5,960	$2,491
Consulting	-	-	4,959	-
Office and Administration	7,417	548	14,234	7,086
Professional fees	13,175	225	19,773	1,252
	$21,380	$1,658	$44,926	$10,829

Capital Expenditures

The Company has no material commitments for capital expenditure at June 30, 2006 or as of the date of this filing.

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

As at the date of this report, the Company has concluded that it will not be filing a registration statement prior to August 27, 2006 and will therefore adjust the number of securities of the above offering upwards by 600,000 shares through the issuance of shares from treasury. In addition the 360,000 compensation options granted to the Company’s agent at the time of the offering will be increased by 36,000 options. Each compensation option entitles the holder to acquire from the Company, one Unit consisting of one share and one share purchase warrant at anytime until expiry on February 28, 2008 on payment of $0.25 per Unit, subject to accelerated expiry should the Companies shares trade equal to or greater than $1.00 for 20 consecutive days. Each warrant entitles the holder to purchase one common share at a price of $0.50 per share until expiry on February 28, 2008.

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2006, there were 22,600,000 shares (June 30, 2005: 16,600,000) issued and outstanding. After the adjustment described above the Company will have 23,200,000 shares issued and outstanding, along with 396,000 compensation options.

At June 30, 2006 our current assets totaled $1,343,935 compared to $14,526 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at June 30, 2006 were $2,244 (September 30, 2005: $5,622). Cash on hand is currently our only source of liquidity and at the date of this report we feel that we have sufficient working capital on hand to operate for the next twelve months. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Off-Balance Sheet Arrangements and Proposed Transactions

The Company does not have any off-balance sheet arrangements.

Transactions with Related Parties

There were no transactions with related parties during the nine months ended June 30, 2006, other than certain director’s of the Company participating in the financing completed on February 28, 2006. Please refer to Note 4 of the accompanying interim financial statements.

Accounting Pronouncements Recently Issued

There have been no accounting pronouncements recently issued that have had an affect on the Company.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the period covered by this report, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in reports that we file or submit with under the Exchange Act.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Defaults Upon Senior Securities

None.

Submissions of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the nine months ended June 30, 2006.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2006.

AMG OIL LTD.
(Registrant)
Date: August 14, 2006	BY:	/s/Michael Hart
Michael Hart, Principal Executive Officer

Date: August 14, 2006		/s/ Garth Johnson
Garth Johnson, Principal Financial Officer