Form 10KSB
period 2006-09-30
AMG OIL LTD
filed 2006-12-27
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

[   ]  Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-30087

AMG OIL LTD.
(Name of Small Business Issuer in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 17th Street, Suite 2800 South, Denver, Colorado	80202-5428
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (303) 226-5889

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that AMG Oil was required to filed such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   [X]   No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [   ]

Indicate by check mark whether AMG Oil is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [X]   No  [   ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. $11,600,000 as of December 12, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of and December 12, 2006 there were 23,200,000 shares of Common Stock, $0.00001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes   [  ]   No  [X]

As used in this annual report, the terms “we”, “us”, “our” and “AMG Oil” mean AMG Oil Ltd. unless otherwise indicated.

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Description of Business” and elsewhere contain “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

  Our ability to implement successfully our operating strategy as described in our business plan;

  Future financial performance as estimated in Our financial projections;

  Our forecasts of market demand; and

  Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. AMG Oil will not update or revise any forward-looking statements.

Certain factors that could cause our forward-looking statements not to be correct and cause our actual results to materially vary from projections made in forward-looking statements as further described in the “Risks Associated with AMG Oil” section of this report.

PART I

ITEM 1.                DESCRIPTION OF BUSINESS.

History

AMG Oil was previously engaged in the acquisition and, formerly, exploration of resource properties. We were incorporated on February 20, 1997 under the name “Trans New Zealand Oil Company” by filing our Articles of Incorporation with the Secretary of State of Nevada. We changed our name to “AMG Oil Ltd.” on July 27, 1998. Our fiscal year end is September 30.

AMG Oil has been inactive for approximately the last three years and may be considered a “shell” company within the meaning assigned to that term in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and our assets consist solely of cash. Our corporate office is located at 600 17th Street, Suite 2800 South, Denver, Colorado 80202-5428 and our administration is effected through our corporate office located at 1407 - 1050 Burrard Street, Vancouver, British Columbia, Canada V6Z 2S3. In previous years, we conducted our oil and gas exploration activities in New Zealand but withdrew from the permit and assigned our interest to the other participants in the permit during the 2003 fiscal year.

During the 2005 and 2004 fiscal years, AMG Oil did not issue any securities. During the 2006 fiscal year, AMG Oil completed a private placement financing of 6,000,000 units (each a “Unit”) at a price of US$0.25 per Unit for gross proceeds of $1.5 million and also issued 600,000 additional Units under a rights agreement. Each Unit consists of one share of common stock and one share purchase warrant and each warrant entitles the holder thereof to acquire an additional share of common stock at a price of US$0.50 for a period of 24 months subject to an accelerated expiry provision whereby the warrants will expire 30 days after a registration statement has been declared effective by the Securities and Exchange Commission (the “SEC”) and our shares have traded at or above $1.00 for 20 consecutive days. Each Unit also includes a right to receive an additional 0.10 of one Unit granted when a registration statement was not declared effective by the SEC on or before August 27, 2006. The rights to receive an additional 600,000 Units were granted because a registration statement was not declared effective by the SEC on or before August 27, 2006. Please refer to Note 5 of Item 7 below for further information.

AMG Oil is a Vancouver, British Columbia, Canada based company which was from 1999 to 2003 modestly active in seeking suitable oil and gas properties for exploration and development. AMG Oil has been inactive since 2003.

On February 1, 2006, the British Columbia Securities Commission granted our application to be designated as a reporting issuer under the Securities Act (British Columbia). Accordingly, we and our insiders are now subject to the continuous disclosure requirements under the securities laws of the Province of British Columbia, Canada.

We do not receive any revenue from our discontinued oil and gas operations in New Zealand and have no significant assets, tangible or intangible except for cash on hand. We have no history of earnings and there is no assurance that our business will be profitable. As at the end of the 2006 fiscal year, we have an accumulated deficit of $2,861,910 and we expect to continue incurring operating losses and accumulating deficits in future periods. We have no significant future obligations.

Change of Control

Pursuant to an agreement made November 16, 2005, Robert Pollock, a Toronto, Ontario businessman, acquired control of AMG Oil through the purchase of 8,600,000 shares of our common stock at a price of $0.01 per share. This transaction was disclosed on our report on Form 8-K, filed on December 1, 2005.

The purchase and sale of these shares for $86,000 was completed on November 29, 2005. These shares represent 37.07% of the outstanding shares of AMG Oil. The seller of these shares was the previous majority shareholder, Trans-Orient Petroleum Ltd. (“Trans-Orient”), which sold 7,305,500 million of these shares and one other seller, who sold 1,294,500 shares. Trans-Orient is a corporation registered under the Exchange Act and is controlled by Mr. Peter C. Loretto, its President, who is a businessman residing in Vancouver, British Columbia, Canada.

Trans-Orient sold its controlling shares in AMG Oil because they represented an investment in a superfluous inactive affiliate. Mr. Pollock purchased the 8,600,000 shares with personal funds and has advised that he has acquired control of AMG Oil with a view to endeavoring to reactivating our oil and gas exploration although there can be no assurance he will be successful at doing so. At this time, AMG Oil has not committed to any financing or property acquisition transactions although it is currently seeking appropriate prospects that if acquired may require additional capital to be raised.

By agreement with Mr. Pollock, the two current directors of AMG Oil have agreed to resign from the board of AMG Oil on request of Mr. Pollock but may resign of their own volition at any time.

Plan of Operations

Our plan of operations is to acquire a business either through purchase, merger, consolidation, application or other means, so that AMG Oil would cease being a shell company. Initially, our management anticipates concentrating our efforts on locating and acquiring a business, properties, or other assets, or combination thereof, in the oil and gas industry, although our management may cause us to attempt to acquire a business in another area. However, there can be no assurance that we will be able to find a suitable business to acquire, successfully negotiate the terms of any acquisition, or have the assets to complete any transaction. Because we are a shell company with nominal assets and no operations, it may be necessary for us to obtain additional financing (i) to pay our ongoing operating and administrative expenses, including our audit and other professional expenses associated with our reporting obligations under the Exchange Act, (ii) costs associated with locating and acquiring another business, and (iii) funding the operations of any business in which we may be successful in acquiring an interest. There can be no assurance we will be able to raise any funds for any purposes, including the prospective acquisition of a new business. In the event we are unable to raise sufficient funds, we will be unable to acquire any businesses and may be forced to halt all operations.

Insurance

Currently, we do not have any insurance coverage.

Government Regulation

There is no governmental regulation which we are aware of or that would affect AMG Oil.

Employees and Consultants

AMG Oil has no employees and has not retained the services of any consultants, except for a consultant engaged to review data on a property for which we were billed a nominal amount for time spent.

AMG Oil is in the start-up stage and none of our executive officers have employment agreements with AMG Oil.

Administration Contract

AMG Oil receives corporate services from DLJ Management Corp. (“DLJ”), a subsidiary of Trans-Orient, based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ bills monthly for its services on a cost recovery basis, billing AMG Oil and other associated companies for costs already incurred with no mark-up or other such charges, for items such as labor and rent, office costs, and employee benefits. As a result of the lack of capital of AMG Oil, these services were provided by DLJ at no cost from February 1, 2005 to March 31, 2006. During the year ended September 30, 2006, AMG Oil incurred $12,255 of mainly general and administrative costs through DLJ. This amount represents costs incurred by DLJ on behalf of AMG Oil.

Risks Associated with AMG Oil

AMG Oil may be unable to continue as a going concern.

Our auditors have expressed considerable doubt as to our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to earn sufficient revenues from our operations or to raise additional capital through debt or equity financings to meet our working capital and joint venture capital contribution obligations. At September 30, 2006, we had $1,332,922 in working capital, which is sufficient for us to maintain our operations at this time. Our management has determined that we will likely need to raise additional capital to complete an acquisition of an oil and gas interest and maintain our monthly overhead that allows us to continue operating. If we do not raise additional capital concurrently with the acquisition of an oil and gas interest, we may be unable to continue as a going concern and you may lose your entire investment.

AMG Oil has no material assets or liabilities with a history of losses and no revenues to date. Our future is dependent upon our ability to obtain financing and upon acquiring resource assets for exploration. We currently do not have any arrangements for financing and we can provide no assurance to investors that we will be able to obtain financing when required.

We have historically incurred losses and these losses are expected to continue in the future. We have never been profitable. At September 30, 2006, we had an accumulated deficit of $2,861,910. In order to become profitable, we will need to generate significant revenues through an acquisition of an oil and gas interest that leads to a commercial discovery of hydrocarbons to offset our cost of revenues and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future.

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control.

These factors include, but are not limited to:

(a)	we currently do not own any interest in any oil or gas properties;

(b)	our plan of operations is to attempt to acquire an interest in an oil and gas property;

(c)	we will compete with other companies engaged in the oil and gas industries for properties of merit, such competitors will have greater financial resources than us;

(d)

we anticipate that our ability to acquire an interest in an oil and gas property will be contingent upon raising sufficient financing to enable us to acquire such interest and if we are successful in acquiring such interest, we will likely need additional financing to carry out the necessary exploration work;

(e)	our inability to find a suitable oil and gas property;

(f)	our inability to raise the working capital to maintain our operations;

(g)	our inability to raise the working capital necessary to acquire a suitable oil and gas interest and to maintain the work requirements after acquisition;

(h)	our inability to discover hydrocarbons that are commercially viable; and

(i)	general economic and political conditions.

An evaluation of our business is difficult because we are in the start-up phase of our current business after discontinuing our oil and gas operations in New Zealand and we face a number of risks encountered by companies in our sector, including;

(a)	our need to find a suitable oil and gas interest;

(b)	our need to raise working capital to maintain our operations and to have sufficient capital to acquire a suitable oil and gas interest;

(c)	our need to discover hydrocarbons that are commercially viable; and

(d)	our need to manage operations.

If we do not attain revenue from the sale of hydrocarbons, our business will not be successful.

Our success depends on our ability to attain revenue from the sale of hydrocarbons and we currently do not have an oil and gas interest.

One stockholder owns or controls, directly or indirectly, a significant proportion of our stock and may act, or prevent certain types of corporate actions.

This may be or may seem to be adverse to other minority stockholders.

The market for our common stock is limited.

There is currently only a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol “AMGO” which is a limited market in comparison to the NASDAQ Global Market, the American Stock Exchange and other national securities exchanges.

Penny stock rules limit the liquidity of our common stock.

Our common stock may now and in the future be subject to the penny stock rules under the Exchange Act. These rules regulate broker-dealer practices for transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

We have never paid cash dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our board of directors, subject to applicable law.

Limited Financial Resources.

We have limited financial resources and may not be able to raise sufficient funds to either sustain, continue or expand our business. We currently have no operating revenues and rely principally on the issuance of common shares to raise funds to finance our business. There is no assurance that market conditions will continue to permit us to raise funds on acceptable terms or at all.

An investment in AMG Oil will likely be diluted.

We will likely issue a substantial number of shares of our common stock without investor approval and we may consolidate the current common stock outstanding. Any such issuance or consolidation of our securities in the future could reduce an investor’s ownership percentage and voting rights in our company and further dilute the value of your investment.

ITEM 2.               DESCRIPTION OF PROPERTY.

Our administrative offices are located at 1407 - 1050 Burrard Street, Vancouver, British Columbia, Canada, V6Z 2S3 and our telephone number is (604) 682-6496. AMG Oil utilizes the office space, for CDN$500 per month, pursuant to a verbal agreement with DLJ.

ITEM 3.               LEGAL PROCEEDINGS.

There are no material legal proceedings to which AMG Oil is subject to or which are anticipated or threatened.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our shareholders in the fourth quarter of our fiscal year.

PART II

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our shares are traded on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol “AMGO.OB”.

Summary trading by quarter, as found at www.yahoo.com, for the 2006 and 2005 fiscal years are as follows:

Fiscal Quarter	High Bid(1)	Low Bid(1)
2006 First Quarter Second Quarter Third Quarter Fourth Quarter	0.50 1.41 1.33 1.00	0.125 0.31 0.40 0.40
2005 First Quarter Second Quarter Third Quarter Fourth Quarter	0.06 0.12 0.08 0.27	0.025 0.03 0.022 0.03

(1)	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 12, 2006 there were 23,200,000 shares of Common Stock of AMG Oil issued and outstanding.

As of December 12, 2006 there were 97 holders of record and the closing share price on that date was $0.50.

Dividend Policy

No cash dividends have been declared by AMG Oil nor are any intended to be declared. AMG Oil is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render AMG Oil insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future. In addition, dividend policy under Nevada law is limited in that dividends cannot be paid if, after giving effect to the dividend (i) we would not be able to pay our debts as they become due in the usual course of business, or (ii) our total assets would be less than the sum of our total liabilities.

Securities authorized for issuance under equity compensation plans

AMG Oil, during the 2000 fiscal year, established a non-qualified stock option plan (the “Plan”) for directors, officers, employees and consultants who provide services to AMG Oil. Under the terms of the Plan, 3,000,000 shares will be reserved for issuance under the Plan. Any options issued under the plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant. As of September 30, 2006, 396,000 options have been granted under the Plan but had not been exercised during the 2006 fiscal year. All options that have been granted by AMG Oil are exercisable.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	2,604,000
Equity compensation plans not approved by security holders (1)	396,000	$0.25	2,604,000
Total	396,000	$0.25	2,604,000

(1)	Options for 396,000 common shares were issued to Jones, Gable & Company Limited as a commission for arranging financing.

Section 15(g) of the Exchange Act

Our shares are covered by Section 15(g) of the Exchange Act that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operation

We no longer have any oil or gas properties as we withdrew from our sole oil and gas property on May 2, 2003. Our plan of operations is to acquire a business either through purchase, merger, consolidation, application or other means, so that we will cease being a shell company. Initially, our management anticipates concentrating our efforts on locating and acquiring a business, properties, or other assets, or combination thereof, in the oil and gas industry, although our management may cause AMG Oil to attempt to acquire a business in another area. However, there can be no assurance that we will be able to find a suitable business to acquire, successfully negotiate the terms of any acquisition, or have the assets to complete any transaction. Because we are a shell company with nominal assets and no operations, it may be necessary for us to obtain additional financing (i) to pay our ongoing operating and administrative expenses, including our audit and other professional expenses associated with our reporting obligations under the Exchange Act, (ii) costs associated with locating and acquiring another business, and (iii) funding the operations of any business in which may be successful in acquiring an interest. There can be no assurance AMG Oil will be able to raise any funds for any purposes, including the prospective acquisition of a new business. In the event AMG Oil is unable to raise sufficient funds, AMG Oil will be unable to acquire any businesses and may be forced to halt all operations.

We anticipate that our expenditures for the next twelve months will be approximately $36,000. These anticipated expenditures relate to accounting, legal and administrative expenses and to the costs of targeting a new business opportunity. These anticipated expenditures do not include any amount that may be required to acquire an interest in a new business opportunity or to fund a new business opportunity once acquired.

We have sufficient amount of working capital required to fund our plan of operations for the next twelve months based on our current expected expenditures. We currently have sufficient capital to maintain our required overhead, but we have no revenues and we anticipate that we will continue to rely principally on the issuance of common stock to raise the necessary funds to finance any additional expenditures that may be incurred during the next twelve months if we acquire a suitable business opportunity to participate in. We have relied principally on the issuance of common stock in private placements to individuals known to our officers and directors, to raise funds to support our business. There can be no assurance that we will be successful in raising additional funds through the issuance of additional equity nor that the parties that provided funds in the past will continue to do so.

We do not expect any significant purchases of plant and equipment or employees, unless acquired in connection with the acquisition of a business opportunity that may be identified.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should we be unable to continue as a going concern. AMG Oil has incurred recurring operating losses and have an accumulated deficit of $2,861,910 and Stockholders’ Equity of $1,332,922 at September 30, 2006. These factors, among others, raise substantial doubt about our ability to be able to continue as a going concern. Our future and the realization of our asset values will depend upon our ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

Accounting Policies and Estimates

The results of operations discussion is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and deferred revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We did not generate any revenues from operations during the year ended September 30, 2006, or during the year ended September 30, 2005. Our sole income during the year was $31,873 in interest income earned on surplus cash balances, compared to $360 for the year ended September 30, 2005.

After we withdrew from our only oil and gas interest during the 2003 fiscal year and upon liquidating our subsidiaries during the same period, we reallocated all relevant costs associated with our oil and gas interest totaling $1,787,410 to Loss from Discontinued Operations.

Our operating results are summarized as follows:

	Year Ended	Year Ended
	September 30, 2006	September 30, 2005
Expenses
General and administrative	$ 68,046	$ 17,448
Loss on sale of investments	-	1,685
	(68,046)	(19,133)
Other Income
Interest income	31,873	360
Net loss	$ (36,173)	$ (18,773)

Our total general and administrative expenses for the twelve months ended September 30, 2006 were $68,046 compared to $17,448 for the comparable period last year. Salaries were $6,864 compared to $2,988 for the twelve months ended September 30, 2005, professional fees were $26,847, versus $6,752 last year and travel and consulting was $9,514 versus $Nil last year. The balance of our general and administrative costs for the twelve months ended September 30, 2006 consisted of office expenses of $4,331, filing fees of $12,207 and other miscellaneous expenses such as telephone, rent, database management, and amortization of capital assets totaling $8,283.

As a result of these transactions noted above, AMG Oil incurred a net loss of $36,173 or $Nil per share for the twelve months ended September 30, 2006, compared to a loss of $18,773 or $Nil per share for the same period last year.

Liquidity and Capital Resources

During the 2006 fiscal year, our financing activities consisted of AMG Oil completing an unregistered private placement financing of 6,000,000 Units at a price of US$0.25 per Unit for gross proceeds of $1.5 million on February 28, 2006 and issuing an additional 600,000 Units of AMG Oil as required under a rights agreement because a registration statement was not declared effective on or before August 27, 2006. Each Unit consists of one share of common stock and one two-year share purchase warrant exercisable at a price of US$0.50 per share, subject to accelerated expiry provisions should our shares trade at or above $1.00 for 20 consecutive days and certain other conditions are met. Please refer to Note 5 of Item 7 for further information. Net proceeds of this financing will be used for working capital and to enhance our ability to acquire a suitable interest in a resource based asset. During the twelve months ended September 30, 2005 there were no financing activities undertaken by AMG Oil.

AMG Oil did not have any investing activities during the twelve months ended September 30, 2006 and the investing activities for the 2005 fiscal year consisted of the sales of 2,205 shares of Trans-Orient and 100,000 shares of Gondwana Energy, Inc. for proceeds of $3,308 and $6,000, respectively.

At September 30, 2006 our current assets totaled $1,348,282 compared to $14,526 at the beginning of the fiscal year. Our current assets for both periods consisted entirely of cash. Our current liabilities at September 30, 2006 were $15,360 (2005: $5,622). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

We believe our existing cash balances are sufficient to carry out our normal operations for the next twelve months and additional cash will likely be required for the acquisition of suitable oil and gas interests or any other business opportunity during this period. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to AMG Oil or on acceptable terms.

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.               FINANCIAL STATEMENTS.

The following financial statements of AMG Oil and the related notes to the financial statements are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 7.

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

There have been no changes or disagreements with accountants during the last two years.

ITEM 8A.            CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, with an effective date of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that have occurred in the last fiscal quarter of our fiscal year ended September 30, 2006 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.              OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, municipality of residence, age and position held of our directors and executive officers are as follows:

Name and Residence	Age	Position Held
Michael Hart Roberts Creek, British Columbia Canada V0N 2W2	55	Director, CEO, President, Secretary and Treasurer
John Campbell West Vancouver, British Columbia Canada V7V 1B5	74	Director
Dan Brown Langley, British Columbia Canada V2Z 2S1	34	Director
Garth Johnson Surrey, British Columbia Canada V4A 3L9	34	CFO

All directors have a term of office expiring at our next annual general meeting, unless re-elected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Mr. Michael Hart has been a Director of AMG Oil since December 13, 1999. From April 1999 until present Mr. Hart has held the position of President of Hart-Byrne Enterprises Ltd. Hart-Byrne Enterprises Ltd. is a private company formed by Mr. Hart and other investors, which is developing specialized products for the music industry. Mr. Hart is also President of On The Wing Productions Inc., a private company, which is also developing products for the music industry. Mr. Hart currently is also a Director of Trans-Orient, our former controlling shareholder until November 29, 2005. Mr. Hart is also the Corporate Secretary and a director of Entourage Mining Ltd.

Mr. John Campbell became a Director of AMG Oil on March 21, 2006 when he replaced Mr. Doug Lynes, who resigned on March 21, 2006. Mr. Campbell is a retired member of the Law Society of British Columbia and for the past 18 years has served as President of mining explorer, Trans America Industries Ltd.

Mr. Dan Brown became a Director of AMG Oil on April 14, 2005 when he replaced Mr. Arthur Evans, who passed away on March 31, 2005. Mr. Brown has worked for DLJ for six years, providing administrative and accounting support services to public and private corporations.

Mr. Garth Johnson became the Chief Financial Officer of AMG Oil on February 1, 2006 when he replaced Mr. Michael Hart, who resigned as Chief Financial Officer of AMG Oil on February 1, 2006. Mr. Johnson is a Certified General Accountant with ten years experience in finance, accounting and regulatory reporting for public companies. Mr. Johnson is also the Chief Financial Officer, Secretary and a Director of TAG Oil Ltd.

Mr. Brown and Mr. Hart have committed in writing to Mr. Robert Pollock, the control person of AMG Oil, that they will resign from their positions with AMG Oil upon the request of Mr. Pollock. It is expected that Mr. Pollock will seek to replace the board members with his own nominees.

None of our current officers are employed directly by AMG Oil, and all officers devote less than 10% of their time to our business. All of our officers and directors devote a significant amount of their time to other interests or competing businesses, which may conflict with the operations and business of AMG Oil.

None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature nor have they been subject to such proceedings within the last five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten percent of a registered class of a company’s equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the SEC. They are also required to furnish AMG Oil with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended September 30, 2006 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter was filed as an exhibit to our Form 10-KSB filed for our 2003 fiscal year and is incorporated into this document by reference. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that Mr. John Campbell meets the SEC’s definition of an “audit committee financial expert”, as defined in Item 401(e)(2) of Regulation S-B. The board of directors has also determined that Mr. Campbell meets the definition of an “independent director”, as defined in Rule 121A of the American Stock Exchange Company Guide.

Code of Ethics

We have adopted a corporate code of ethics that applies to our Chief Executive Officer and our Chief Financial Officer. A copy of the code of ethics was filed as an exhibit to our Form 10-KSB filed for our 2003 fiscal year and is incorporated into this document by reference. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter was filed as an exhibit to our Form 10-KSB filed for our 2003 fiscal year end is incorporated into this document by reference.

ITEM 10.               EXECUTIVE COMPENSATION.

Our directors and officers have received the following compensation for the fiscal years ending September 30, 2006, 2005 and 2004.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Hart (1) Director, CEO, President, Secretary and Treasurer	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Douglas Lynes (2) Director	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -
John Campbell (2) Director	2006 2005 2006	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Dan Brown (3) Director	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	5,553 - -	- - -
Garth Johnson (1) CFO	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1)	Mr. Michael Hart resigned as our CFO on February 1, 2006, and was replaced by Mr. Garth Johnson on February 1, 2006.
(2)	Mr. Douglas Lynes resigned as a Director of AMG Oil on March 21, 2006, and was replaced by Mr. John Campbell on March 21, 2006
(3)	Mr. Brown was paid indirectly by us through DLJ for time spent directly on AMG Oil. DLJ invoices us on a cost recovery basis.

Option/SAR Grants

There were no option/SAR Grants during the 2006, 2005 or 2004 fiscal years except for options for 396,000 shares of common stock that was granted to Jones, Gable & Company Limited in February 2006 as a commission for arranging our financing.

During the 2000 fiscal year, we established the Plan for directors, officers, employees and consultants who provide services to us. 3,000,000 shares of common stock are reserved for issuance under the Plan. Any options issued under the Plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant. As of September 30, 2006, 396,000 options have been granted under the Plan but had not been exercised during the 2006 fiscal year. All options that have been granted by us are exercisable.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by any named executive officer during the 2006, 2005 or 2004 fiscal years.

Compensation of Our Officers

For the fiscal year ending September 30, 2006, we did not pay Mr. Michael Hart, our President, Chief Executive Officer, Secretary and Treasurer any compensation, bonus or options and we did not pay Mr. Garth Johnson, our Chief Financial Officer any compensation, bonus or options.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure other than our 2000 Incentive/or Nonqualified Stock Option Plan.

Compensation of Directors

We do not have any plans to pay our directors any money and we do not intend to grant our directors any additional options. Mr. Brown was indirectly paid $5,553 by us through DLJ for time spent directly on AMG Oil.

Indemnification

Pursuant to our articles of incorporation and bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the SEC, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Our securities are recorded on the books of our transfer agent in registered form. However, a substantial amount of such shares are registered in the name of intermediaries, such as, brokerage houses and clearing houses on behalf of their respective clients and AMG Oil does not have knowledge of the beneficial owners thereof. AMG Oil, up until November 29, 2005, was controlled by Trans-Orient, a corporation that owned a controlling interest consisting of 8,200,000 shares (49.4%) of our outstanding shares. However pursuant to an agreement made November 16, 2005 and completed on November 29, 2005, Robert Pollock, acquired control of us through the purchase of 8,600,000 of our common shares at a price of $0.01 per share. Trans-Orient sold 7,305,500 of its 8,200,000 shares of AMG Oil and one other seller sold 1,294,500 shares. This agreement was filed as an exhibit to the Form 8-K filed by us on November 30, 2005.

As of December 22, 2006, we had an authorized share capital of 100,000,000 shares of Common Stock with a par value of $0.00001 per share, of which 23,200,000 shares were issued and outstanding.

The following table sets forth, as of December 22, 2006, the beneficial shareholdings of persons or entities holding five per cent (5%) or more of our common stock, each director individually, and each named executive officer and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class
Robert Pollock, Toronto, Ontario	8,600,000 shares	Shareholder	37.07%
Michael Hart (1) Roberts Creek, British Columbia	22,000 shares	Director, CEO, President, Secretary and Treasurer	0.09%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percent of Class
John Campbell West Vancouver, British Columbia	158,840 shares	Director	0.7%
Dan Brown Langley, British Columbia	44,000 shares	Director	0.19%
Garth Johnson Surrey, British Columbia	Nil	CFO	0%

(1)	Mr. Hart’s beneficial ownership of 22,000 shares includes 11,000 share purchase warrants that can be exercised within the next sixty days at an exercise price of $0.50 per share.
(2)	Mr. Campbell’s beneficial ownership of 158,840 shares includes 55,000 share purchase warrants that can be exercised within the next sixty days at an exercise price of $0.50 per share.
(3)	Mr. Brown’s beneficial ownership of 44,000 shares includes 22,000 share purchase warrants that can be exercised within the next sixty days at an exercise price of $0.50 per share.

Changes in Control of AMG Oil

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of AMG Oil, other than the change of control that completed on November 29, 2005.

As at December 22, 2006, Robert Pollock owns 8,600,000, or approximately 37.07%, of the issued and outstanding shares of common stock and thereby effectively controls AMG Oil. Robert Pollock is a Toronto, Ontario businessman.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which AMG Oil proposes to be a party:

(a)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(b)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Mr. Michael Hart, Mr. John Campbell and Mr. Dan Brown, who are the three directors of AMG Oil, participated in the private placement financing completed on February 28, 2006, acquiring a total of 120,000 Units at a price of $0.25 per Unit. Each Unit consists of one share of common stock and one share purchase warrant and each warrant entitles the holder thereof to acquire an additional share of common stock at a price of US$0.50 for a period of 24 months subject to an accelerated expiry provision whereby the warrants will expire 30 days after a registration statement has been declared effective by the SEC and our shares have traded at or above $1.00 for 20 consecutive days. Each unit also includes a right to receive an additional 0.10 of one unit, which was granted because a registration statement was not declared effective by the SEC on or before August 27, 2006.

DLJ Management

During the 2006 fiscal year we incurred $12,255 (2005 fiscal year: $5,652) of mainly general and administrative costs through DLJ, a wholly owned subsidiary of Trans-Orient, our former principal shareholder. This amount represents costs incurred by DLJ on our behalf for administrative and accounting services. Payments made to DLJ were on a cost basis with no mark-up, based on time spent by the employees of DLJ providing accounting and administrative services for us. We believe that we would have had to pay more for these services if we had sought such services from unaffiliated third-parties. At September 30, 2006 we owe DLJ $2,838 (September 30, 2005: $Nil).

ITEM 13.	EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed February 20, 1997 (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to the Articles of Incorporation, as filed on July 27, 1998 (1)

10.1	Form of Subscription Agreement for the private placement completed on Feb 28, 2006. (3)

10.2	Form of Rights Agreement (3)

10.3	Form of Agency Agreement (3)

14.1	Code of Ethics (2)

21.1	Subsidiaries of AMG Oil: None

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer) (3)

99.1	Audit Committee Charter (2)

99.2	Disclosure Committee Charter (2)

(1)

Incorporated herein by reference from our Form 10-SB registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 000-30087.

(2)	Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on December 29, 2003.
(3)	Filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2006- $10,000
2005- $6,000

(2)               Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph was:

2006- $ Nil
2005- $Nil

(3)               Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006- $ Nil
2005- $Nil

(4)               All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006- $ Nil
2005- $Nil

(5)               Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X require that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)               The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, AMG Oil has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMG Oil Ltd.
(Registrant)

By:	/s/ Michael Hart
Michael Hart
Director, President, CEO, Secretary and
Treasurer

Date:	December 22, 2006

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of AMG Oil and in the capacities and on the dates indicated.

By:	/s/ Michael Hart
Michael Hart
Director, President, CEO, Secretary and
Treasurer

Date:	December 22, 2006

By:	/s/ Garth Johnson
Garth Johnson
Director and CFO

Date:	December 22, 2006

By:	/s/ Dan Brown
Dan Brown
Director

Date:	December 22, 2006

AMG OIL LTD.
(An Exploration Stage Enterprise)

Financial Statements
(Expressed in United States Dollars)

For the Years Ended September 30, 2006 and 2005

TELFORD SADOVNICK, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMG Oil Ltd. (A Development Stage Enterprise)

We have audited the accompanying balance sheets of AMG Oil Ltd. (an exploration stage enterprise) (“the Company”) as at September 30, 2006 and 2005 and the related statements of operations, statement of stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006 and the statements of operations and cash flows for the period from inception on February 20, 1997 to September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMG Oil Ltd. (an exploration stage enterprise) as at September 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 and for the period from inception on February 20, 1997 to September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage enterprise and has yet to establish any revenues from business operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome of this uncertainty.

/s/ Telford Sadovnick, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS
Bellingham, Washington
November 17, 2006

F1

AMG OIL LTD.
(An Exploration Stage Enterprise)
Balance Sheets
(Expressed in United States Dollars)

As at September 30,	2006	2005

Assets
Current

Cash	$1,348,282	$14,526
	1,348,282	14,526

Property and equipment	-	1,234

Total Assets	$1,348,282	$15,760

Current Liabilities

Accounts payable and accrued liabilities	$12,522	$5,622
Due to related parties	2,838	-

Total Liabilities	15,360	5,622

Commitments and Contingencies (Note 4)	-	-

Stockholders’ Equity

Common voting stock, $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30,
2006: 23,200,000 shares
2005: 16,600,000 shares	232	166
Additional paid-in capital	4,194,600	2,835,709
Deficit accumulated during the exploration stage	(2,861,910)	(2,825,737)

Total Stockholders’ Equity	1,332,922	10,138

Total Liabilities and Stockholders’ Equity	$1,348,282	$15,760

See accompanying notes to the financial statements

F2

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Operations
(Expressed in United States Dollars)

				Cumulative
				from Inception
				on February 20,
	Year Ended	Year Ended	Year Ended	1997 to
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2004	2006

Expenses
General and administrative	$68,046	$17,448	$34,468	$883,641
Loss on sale of investments	-	1,685	-	17,820
Write-down of investments	-	-	-	234,780
Write-off of loan receivable	-	-	30,000	30,000

	(68,046)	(19,133)	(64,468)	(1,166,241)

Other Income
Interest income	31,873	360	379	91,741

Net loss from continuing operations	(36,173)	(18,773)	(64,089)	(1,074,500)

Net loss from discontinued operations	-	-	-	(1,787,410)

Net loss	$(36,173)	$(18,773)	$(64,089)	$(2,861,910)

Basic loss per share:
From continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.05)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.08)
	$(0.00)	$(0.00)	$(0.00)	$(0.13)

Weighted average number of
common shares outstanding	20,172,055	16,600,000	16,600,000

See accompanying notes to the financial statements

F3

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Changes in Stockholders’ Equity
(Expressed in United States Dollars)

From Inception on February 20, 1997 to September 30, 2006

				Deficit
				Accumulated
			Additional	during the		Total
	Common Stock		Paid-in	Development		Stockholders’
	Shares	Amount	Capital	Stage		Equity
Balance at February 20, 1997	-	$-	$-	$-		$-
April 2, 1997	2,000,000	20	100,980	-		101,000
August 11, 1997	3,000,000	30	29,970	-		30,000
September 29, 1997	4,000,000	40	199,960	-		200,000
Net loss for the period	-	-	-	(21,888)		(21,888)
Balance at September 30, 1997	9,000,000	90	330,910	(21,888)		309,112
December 31, 1997	2,000,000	20	99,980	-		100,000
July 2, 1998	1,500,000	15	374,985	-		375,000
August 14, 1998	500,000	5	124,995	-		125,000
Net loss for the year	-	-	-	(144,368)		(144,368)
Balance at September 30, 1998	13,000,000	130	930,870	(166,256)		764,744
March 17, 1999	1,200,000	12	599,988	-		600,000
Net loss for the year	-	-	-	(97,165)		(97,165)
Balance at September 30, 1999	14,200,000	142	1,530,858	(263,421)		1,267,579
April 10, 2000	5,000,000	50	249,950	-		250,000
August 25, 2000	400,000	4	899,996	-		900,000
Net compensation expense
from stock options	-	-	42,255	-		42,255
Net loss for the year	-	-	-	(1,106,470)		(1,106,470)
Balance at September 30, 2000	19,600,000	196	2,723,059	(1,369,891)		1,353,364
Net compensation expense
from stock options	-	-	94,315	-		94,315
Net loss for the year	-	-	-	(893,774)		(893,774)
Balance at September 30, 2001	19,600,000	196	2,817,374	(2,263,665)		553,905
Net compensation expense
from stock options	-	-	38,697	-		38,697
Net loss for the year	-	-	-	(137,397)		(137,397)
Balance at September 30, 2002	19,600,000	196	2,856,071	(2,401,062)		455,205
Re-purchase of shares for cash	(3,000,000)	(30)	(29,970)	-		(30,000)
Net compensation expense
from stock options	-	-	9,608	-		9,608
Net loss for the year	-	-	-	(341,813)		(341,813)
Balance at September 30, 2003	16,600,000	166	2,835,709	(2,742,875)		93,000
Net loss for the year	-	-	-	(64,089)		(64,089)
Balance at September 30, 2004	16,600,000	166	2,835,709	(2,806,964)		28,911
Net loss for the year	-	-	-	(1,106,470	)(18,773)	(18,773)
Balance at September 30, 2005	16,600,000	166	2,835,709	(2,825,737)		10,138
February 27, 2006	6,000,000	60	1,358,897	(1,106,470	)-	1,358,957
August 30, 2006	600,000	6	(6)	-		-
Net loss for the year	-	-	-	(36,173)		(36,173)
Balance at September 30, 2006	23,200,000	$232	$4,194,600	$(2,861,910)		$1,332,922

See accompanying notes to the financial statements

F4

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Expressed in United States Dollars)

				Cumulative
				from Inception
	Year Ended	Year Ended	Year Ended	on February 20,
	September 30,	September 30,	September 30,	1997 to
	2006	2005	2004	September 30, 2006
Cash provided by (used in):
Operating Activities
Net loss from continuing operations	$(36,173)	$(18,773)	$(64,089)	$(1,074,500)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	1,234	415	565	5,889
Net compensation expense from stock
options	-	-	-	184,875
Loss on sale of investments	-	1,685	-	17,820
Write-down of investments	-	-	-	234,780
Write-off of loan receivable	-	-	30,000	30,000
Changes in non-cash working capital:
Accounts payable and accrued liabilities	6,900	622	(1,000)	12,522
Due to related parties	2,838	(1,138)	191	(19,396)
Net cash (used in) continuing operations	(25,201)	(17,189)	(34,333)	(608,010)
Net cash provided by discontinued operations	-	-	-	60,405
Net cash (used in) operating activities	(25,201)	(17,189)	(34,333)	(547,605)
Financing Activities
Common shares issued for cash	1,358,957	-	-	4,039,957
Common shares re-purchased with cash	-	-	-	(30,000)
Net cash provided by financing activities	1,358,957	-	-	4,009,957
Investing Activities
Loan receivable	-	-	-	(30,000)
Purchase of investments	-	-	-	(324,856)
Proceeds from sale of investments	-	9,308	-	82,256
Oil and gas exploration expenditures	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	(5,889)
Net cash provided by (used in) investing activities	-	9,308	-	(2,114,070)
Net increase (decrease) in cash
during the period	1,333,756	(7,881)	(34,333)	1,348,282
Cash position - Beginning of period	14,526	22,407	56,740	-
Cash position - End of period	$1,348,282	$14,526	$22,407	$1,348,282
Supplemental disclosure of net cash for
discontinued operations:
Net loss from discontinued operations	$-	$-	$-	$(1,787,410)
Gain on forgiveness of debt	-	-	-	22,234
Write-off of oil and gas interest	-	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	(6,939)
Net cash provided by discontinued operations	-	-	-	60,405
Supplemental disclosure of non-cash
investing activities:
Purchase of investments	$-	$-	$-	$(10,000)

See accompanying notes to the financial statements

F5

AMG OIL LTD.
(An Exploration Stage Enterprise)
Notes to the Financial Statements
(Expressed in United States Dollars)

For the Years Ended September 30, 2006, 2005 and 2004

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred recurring operating losses and has an accumulated deficit of $2,861,910 and Stockholders’ Equity of $1,332,922 at September 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

The Company is an exploration stage enterprise and is required to identify that these financial statements are those of an exploration stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable resource based assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Accounting Principles and Use of Estimates

The preparation of financial statements is in conformity with generally accepted accounting principles used in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal period. Actual results may differ from those estimates. There are no material differences between United States and Canadian generally accepted accounting principles in these financial statements.

b)	Financial Instruments and Financial Risk

Cash, accounts payable and accrued liabilities and due to related parties are carried at cost, which approximates fair value due to the short-term nature of these instruments.

c)	Cash

Cash is comprised of cash deposited in a high-quality financial institution, and to date has not experienced losses on any of its balances.

d)	Property and equipment

Property and equipment are recorded at cost and amortized over their useful lives. Currently the Company does not have any property and equipment.

e)	Basic and diluted net loss per common share

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

f)	Income Taxes

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

g)	Foreign Currency Translation

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

h)	Accounting Pronouncements Recently Issued

The following accounting pronouncements have been announced since the filing of the Company’s FORM 10- KSB, filed on December 23, 2005.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”). The interpretations in this bulletin express the staff’s views regarding the process of quantifying financial statement misstatements and are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, however, for some entities the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is permitted. SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes” — an interpretation of SFAS No. 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The evaluation of a tax position in accordance with this interpretation is a two-step process. Under the recognition step an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Under the measurement step a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. FIN 48 is not expected to have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 resolves issues surrounding the application of the bifurcation requirements to beneficial interests in securitized financial assets. In general, this statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 and is not expected to have a material impact on the Company’s financial statements.

In January 2006, the FASB issued an exposure draft entitled ‘The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of FASB Statement No. 115)”. The proposed statement would create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings as those changes occur. The proposed statement is not expected to have a material impact on the Company’s financial statements.

In June 2005, the FASB issued Staff position Paper (“FSP”) 115-1 - “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, superseding EITF 03-1. FSP 115-1 will replace the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1 with references to existing other-than-temporary impairment guidance. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Adoption of FSP 115-1 is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”) - “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

In March 2005, FASB issued FASB Interpretation No. (“FIN”) 47 - “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB No. 25, “Accounting for Stock Issued to Employees”. This statement (“SFAS No. 123(R)”) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant and recognition of the cost in the results of operations over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company elected to implement this statement on a modified prospective basis. Under the modified prospective basis the Company will recognize stock based compensation in its U.S. GAAP results of operations for the unvested portion of awards outstanding as at January 1, 2006 and for all awards granted after January 1, 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

a)	Three directors and one officer of the Company participated in the private placement financing completed on February 28, 2006, acquiring a total of 120,000 units at a price of $0.25 per unit.

Refer to Note 5.

b)

During the 2006 fiscal year, the Company incurred $12,255 (September 30, 2005: $5,652 and September 30, 2004: $15,889) of mainly general and administrative costs through DLJ Management Corp., (“DLJ”), a wholly owned subsidiary of Trans-Orient Petroleum Ltd. (“Trans-Orient”). The amount represents costs incurred by DLJ on behalf of the Company. At September 30, 2006 the Company owes DLJ $2,838 (September 30, 2005: $Nil). Trans-Orient was the controlling shareholder of the Company from March 4, 2003 to November 29, 2005 and is related to the Company through a common director.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - COMMON STOCK

Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share.

	Number	Stated
Issued and fully paid:	of Shares	Value
Balance at September 30, 2005	16,600,000	$2,835,875
Private placement, net of issue costs	6,000,000	1,358,957
Rights issuance	600,000	-
Balance at September 30, 2006	23,200,000	$4,194,832

On February 28, 2006 the Company completed a private placement financing of 6,000,000 units (each a “Unit”) at a price of US$0.25 per Unit for gross proceeds of $1.5 million. Each Unit consists of one share of common stock (a “Unit Share”) and one share purchase warrant (a “Warrant”), and each Warrant entitles the holder thereof to acquire an additional share of common stock (a “Warrant Share”) at a price of US$0.50 for a period of 24 months subject to an accelerated expiry provision whereby the warrants will expire 30 days after a registration statement has been declared effective by the United States Securities Exchange Commission (“SEC”) and the Company’s shares have traded at or above $1.00 for 20 consecutive days. Each Unit also included a Right to receive an additional 0.10 of one Unit if a Registration Statement is not declared effective by the SEC on or before August 27, 2006. A Registration Statement was not declared effective by August 27, 2006 and the Right for an additional 0.10 of one Unit was issued to all Unit holders. Each full Unit (Ten Rights) consist of one share and one share purchase warrant. As part of the private placement the Company’s agent earned a commission and was granted a two year option to purchase 360,000 Units of the Company, exercisable at $0.25 per share. These options include a Right to increase the number of options granted by an additional 0.10 of one Unit per option according to the terms described above.

Share Purchase Warrants

At September 30, 2006, the following share purchase warrants are outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
6,600,000	$0.50	February 28, 2008

Stock Options

At September 30, 2006, the following stock options are outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
396,000	$0.25	February 28, 2008

Net Loss Per Share

The following is a summary of the Company’s net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the fiscal years ending September 30, 2006, 2005 and 2004:

	2006		2005		2004
	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Net loss from continuing
operations	$ (36,173)	$ (36,173)	$ (18,773)	$ (18,773)	$ (64,089)	$ (64,089)

Net loss from discontinued
operations	-	-	-	-	-	-

Net loss	$ (36,173)	$ (36,173)	$ (18,773)	$ (18,773)	$ (64,089)	$ (64,089)

Basic and diluted loss
per share:
Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

NOTE 6 - INCOME TAXES

Statement of Financial Accounting Standards No. 109: Accounting for Income Taxes (“SFAS 109”) requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The adoption of SFAS 109 had no material effect on the Company’s financial statements.

The provision for income taxes differs from the result which would be obtained by applying the statutory tax rate of 34% (2005 and 2004 – 34%) to income before income taxes. The difference results from the following items:

	September 30,	September 30,	September 30,
	2006	2005	2004
Computed expected (benefit of) income taxes	$(12,299)	$(6,383)	$(21,790)
Increase in valuation allowance	12,299	6,383	21,790
Income tax provision	$-	$-	$-

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

	September 30,	September 30,	September 30,
	2006	2005	2004
Net operating loss carryforwards	$(931,878)	$(895,705)	$(876,932)
Statutory tax rate	34%	34%	34%
Deferred tax asset	316,839	304,540	298,157
Valuation allowance	(316,839)	(304,540)	(298,157)
Net deferred tax asset	$-	$-	$-

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

The operating losses amounting to $931,878 will expire between 2017 and 2026 if they are not utilized. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

Fiscal year	Amount	Expiration Date
1997	$ 21,888	2017
1998	178,010	2018
1999	88,971	2019
2000	246,302	2020
2001	124,313	2021
2002	90,766	2022
2003	62,593	2023
2004	64,089	2024
2005	18,773	2025
2006	36,173	2026
Total	$ 931,878

NOTE 7 - COMPARATIVE FIGURES

Certain comparative figures have been re-classified to conform to the presentation of the current year.