Form 10KSB
period 2007-09-30
AMG OIL LTD
filed 2007-12-26
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report under section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [X] No[  ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days. $4,203,886 as of December 12, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 12, 2007 there were 23,200,000 shares of Common Stock, $0.00001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [ X]

As used in this annual report, unless otherwise indicated, the terms “we”, “us”, “our” and “AMG Oil” mean AMG Oil Ltd., and references to “$” or “dollars” refer to U.S. dollars.

FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in “Management’s Discussion and Analysis of Financial Condition and Results of Operation”, “Description of Business” and elsewhere contain “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements”, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may”, “expects”, “plans”, “anticipates”, “estimates”, “potential”, or “continue”, or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that such expectations or any of our forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

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

Certain factors that could cause our forward-looking statements not to be correct and cause our actual results to materially vary from projections made in forward-looking statements as further described in the “Risks Associated with AMG Oil” contained in the “Description of Business” section of this report.

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

AMG Oil has been inactive for approximately the last four years and may be considered a “shell” company within the meaning assigned to that term in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and our assets consist solely of cash. Our corporate office is located at 600 17th Street, Suite 2800 South, Denver, Colorado 80202-5428 and our administration is effected through our administrative office located at 1407 - 1050 Burrard Street, Vancouver, British Columbia, Canada V6Z 2S3. In previous years, we conducted our oil and gas exploration activities in New Zealand but withdrew from the permit and assigned our interest to the other participants in the permit during the 2003 fiscal year.

During the 2007 and 2005 fiscal years, AMG Oil did not issue any securities. During the 2006 fiscal year, AMG Oil completed a private placement financing of 6,000,000 units (each a “Unit”) at a price of $0.25 per Unit for gross proceeds of $1.5 million and also issued 600,000 additional Units under a rights agreement as further described below. Each Unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder thereof to acquire an additional share of common stock at a price of $0.50 for a period of 24 months, subject to an accelerated expiry provision whereby the warrants will expire 30 days after a registration statement has been declared effective by the Securities and Exchange Commission (the “SEC”) and our shares have traded at or above $1.00 for 20 consecutive days. Pursuant to a rights agreement, each Unit also includes a right to receive an additional 0.10 of one Unit granted when a registration statement was not declared effective by the SEC on or before August 27, 2006. The rights to receive an additional 600,000 Units were granted because a registration statement was not declared effective by the SEC on or before August 27, 2006. AMG Oil did not issue any securities during the 2007 fiscal year.

On February 1, 2006, the British Columbia Securities Commission granted our application to be designated as a reporting issuer under the Securities Act (British Columbia). Accordingly, we and our insiders are now subject to the continuous disclosure requirements under the securities laws of the Province of British Columbia, Canada.

We do not receive any revenue from our discontinued oil and gas operations in New Zealand and have no significant assets, tangible or intangible, except for cash on hand. We have no history of earnings and there is no assurance that our business will be profitable. As at the end of the 2007 fiscal year, we have an accumulated deficit of $2,887,240 and we expect to continue incurring operating losses and accumulating deficits in future periods. We have no significant future obligations.

Change of Control

Pursuant to an agreement made November 16, 2005, Robert Pollock, a Toronto, Ontario businessman, acquired control of AMG Oil through the purchase of 8,600,000 shares of our common stock at a price of $0.01 per share. This transaction was disclosed on our report on Form 8-K, filed on December 1, 2005.

The purchase and sale of these shares for $86,000 was completed on November 29, 2005. These shares represent 37.1% of the outstanding shares of AMG Oil. Mr. Pollock acquired 7,305,500 of these shares from the previous majority shareholder, Trans-Orient Petroleum Ltd. (“Trans-Orient”), and he acquired the remaining 1,294,500 shares from one other seller. Trans-Orient is a company registered under the Exchange Act and is controlled by its President, Mr. Peter Loretto, who is a businessman residing in Vancouver, British Columbia, Canada.

Trans-Orient sold its controlling shares in AMG Oil because they represented an investment in a superfluous inactive affiliate. Mr. Pollock purchased the 8,600,000 shares with personal funds and has advised that he has acquired control of AMG Oil with a view to endeavoring to reactivate our oil and gas exploration, although there can be no assurance he will be successful at doing so. At this time, AMG Oil has not committed to any financing or property acquisition transactions although it is currently seeking appropriate prospects that if acquired may require additional capital to be raised.

By agreement with Mr. Pollock, two current directors of AMG Oil have agreed to resign from the board of directors of AMG Oil (the “Board”) on the request of Mr. Pollock, but may resign of their own volition at any time.

Plan of Operations

Our plan of operations is to acquire a business either through purchase, merger, consolidation, application or other means, so that AMG Oil would cease being a shell company. Initially, our management anticipates concentrating our efforts on locating and acquiring a business, properties, or other assets, or combination thereof, in the oil and gas industry, although our management may cause us to attempt to acquire a business in another area. However, there can be no assurance that we will be able to find a suitable business to acquire, successfully negotiate the terms of any acquisition, or have the assets to complete any transaction. Since we are a shell company with nominal assets and no operations, it may be necessary for us to obtain additional financing (i) to pay our ongoing operating and administrative expenses, including our audit and other professional expenses associated with our reporting obligations under the Exchange Act, (ii) costs associated with locating and acquiring another business, and (iii) funding the operations of any business in which we may be successful in acquiring an interest. There can be no assurance we will be able to raise any funds for any purposes, including the prospective acquisition of a new business. In the event we are unable to raise sufficient funds, we will be unable to acquire any businesses and may be forced to halt all operations.

Insurance

Currently, we do not have any insurance coverage.

Government Regulation

There is no governmental regulation which we are aware of or that would affect AMG Oil.

Employees and Consultants

AMG Oil has no employees. Effective October 1, 2007, we entered into a consulting agreement with PCL Holdings Ltd. (“PCL”), a private company based in Vancouver, British Columbia, Canada, to perform various consulting and advisory services in relation to seeking appropriate prospects on an on-going basis (subject to termination provisions) in consideration of monthly consulting compensation of CDN$5,000.

None of our executive officers have employment agreements with AMG Oil.

Administration Contract

AMG Oil receives corporate services from DLJ Management Corp. (“DLJ”), a subsidiary of Trans-Orient, based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ bills monthly for its services on a cost recovery basis, billing AMG Oil and other associated companies for costs already incurred with no mark-up or other such charges, for items such as labor, rent, general office costs, and employee benefits. During the year ended September 30, 2006, AMG Oil incurred $12,255 of mainly general and administrative costs through DLJ. During the year ended September 30, 2007, AMG Oil incurred $46,304 of mainly general and administrative costs through DLJ. The amounts represent costs incurred by DLJ on behalf of AMG Oil.

Risks Associated with AMG Oil

AMG Oil may be unable to continue as a going concern.

Our auditors have expressed considerable doubt as to our ability to continue as a going concern. We will be unable to continue as a going concern if we are unable to raise additional capital through debt or equity financings to meet our working capital obligations and establish profitable operations. At September 30, 2007, we had $1,307,592 in working capital, which is sufficient for us to maintain our operations at this time. Our management has determined that we will likely need to raise additional capital to complete an acquisition of an oil and gas interest and maintain our monthly overhead that allows us to continue operating. If we do not raise additional capital concurrently with the acquisition of an oil and gas interest, we may be unable to continue as a going concern and you may lose your entire investment.

AMG Oil has no material assets, a history of losses and no revenues to date. Our future is dependent upon our ability to obtain financing and upon acquiring resource assets for exploration. We currently do not have any arrangements for financing and we can provide no assurance to investors that we will be able to obtain financing when required.

We have no non-cash assets. We have historically incurred losses and these losses are expected to continue in the future. We have never been profitable. At September 30, 2007, we had an accumulated deficit of $2,887,240. In order to become profitable, we will need to generate significant revenues through an acquisition of an oil and gas interest that leads to a commercial discovery of hydrocarbons to offset our cost of revenues and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives and our losses may increase in the future.

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control.

An evaluation of our business is difficult because we are in the start-up phase of our current business after discontinuing our oil and gas operations in New Zealand. Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

(a)	we currently do not own any interest in any oil or gas properties;

(b)	our plan of operations is to attempt to acquire an interest in an oil and gas property;

(c)	we will compete with other companies engaged in the oil and gas industries for properties of merit, and many of such competitors will have greater financial resources than we do;

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

One of our stockholders owns 37.1% of our issued and outstanding common stock. This may be or may seem to be adverse to other minority stockholders.

The market for our common stock is limited.

There is currently only a limited trading market for our common stock. Our common stock trades on the OTC Bulletin Board under the symbol “AMGO”. The OTC Bulletin Board is a limited market in comparison to the NASDAQ Global Market, the American Stock Exchange and other national securities exchanges.

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

We have never paid dividends on our common stock and do not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our Board, subject to applicable law.

We have limited financial resources.

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

Our administrative office is located at 1407 - 1050 Burrard Street, Vancouver, British Columbia, Canada, V6Z 2S3 and our telephone number is (604) 682-6496. AMG Oil utilizes the office space, for CDN$500 per month, pursuant to a verbal agreement with DLJ.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material legal proceedings to which AMG Oil is subject to or which are anticipated or threatened.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of our shareholders in the fourth quarter of our fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the OTC Bulletin Board under the trading symbol “AMGO”.

Summary trading by quarter, as found at www.yahoo.com, for the 2007 and 2006 fiscal years are as follows:

Fiscal Quarter	High Bid(1)	Low Bid(1)
2007 First Quarter Second Quarter Third Quarter Fourth Quarter	0.75 0.80 0.90 0.65	0.32 0.45 0.60 0.33
2006 First Quarter Second Quarter Third Quarter Fourth Quarter	0.50 1.41 1.33 1.00	0.125 0.31 0.40 0.40

(1)	These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At December 12, 2007 there were 23,200,000 shares of common stock of AMG Oil issued and outstanding, 95 holders of record and the closing share price on that date was $0.30.

Dividend Policy

No cash dividends have been declared by AMG Oil nor are any intended to be declared. AMG Oil is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render AMG Oil insolvent. Our dividend policy will be based on our cash resources and needs, and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future. In addition, dividend policy under Nevada law is limited in that dividends cannot be paid if, after giving effect to the dividend (i) we would not be able to pay our debts as they become due in the usual course of business, or (ii) our total assets would be less than the sum of our total liabilities.

Securities Authorized for Issuance under Equity Compensation Plans

AMG Oil, during the 2000 fiscal year, established a non-qualified stock option plan (the “Plan”) for directors, officers, employees and consultants who provide services to AMG Oil. Under the terms of the Plan, 3,000,000 shares will be reserved for issuance under the Plan. Any options issued under the Plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant. As of September 30, 2007, 396,000 options have been granted under the Plan, but had not been exercised during the 2007 fiscal year. All options that have been granted by AMG Oil are exercisable and will expire on February 28, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders (1)	396,000	$0.25	2,604,000
Total	396,000	$0.25	2,604,000

(1)	Options for 396,000 common shares were issued to Jones, Gable & Company Limited as a commission for arranging financing.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

We no longer have any oil or gas properties as we withdrew from our sole oil and gas property on May 2, 2003. Our plan of operations is to acquire a business either through purchase, merger, consolidation, application or other means, so that we will cease being a shell company. Initially, our management anticipates concentrating our efforts on locating and acquiring a business, properties, or other assets, or combination thereof, in the oil and gas industry, although our management may cause AMG Oil to attempt to acquire a business in another area. However, there can be no assurance that we will be able to find a suitable business to acquire, successfully negotiate the terms of any acquisition, or have the assets to complete any transaction. Since we are a shell company with nominal assets and no operations, it may be necessary for us to obtain additional financing (i) to pay our ongoing operating and administrative expenses, including our audit and other professional expenses associated with our reporting obligations under the Exchange Act, (ii) to pay costs associated with locating and acquiring another business, and (iii) to fund the operations of any business in which may be successful in acquiring an interest. There can be no assurance AMG Oil will be able to raise any funds for any purposes, including the prospective acquisition of a new business. In the event AMG Oil is unable to raise sufficient funds, AMG Oil will be unable to acquire any businesses and may be forced to halt all operations.

We anticipate that our expenditures for the next twelve months will be approximately $105,000. These anticipated expenditures relate to consulting, accounting, legal and administrative expenses and to the costs of targeting a new business opportunity. These anticipated expenditures do not include any amount that may be required to acquire an interest in a new business opportunity or to fund a new business opportunity once acquired.

We have sufficient amount of working capital required to fund our plan of operations for the next twelve months based on our current expected expenditures. We currently have sufficient capital to maintain our required overhead, but we have no revenues and we anticipate that we will continue to rely principally on the issuance of common stock to raise the necessary funds to finance any additional expenditures that may be incurred during the next twelve months if we acquire a suitable business opportunity to participate in. To date, we have relied principally on the issuance of common stock in private placements to individuals known to our officers and directors to raise funds to support our business. There can be no assurance that we will be successful in raising additional funds through the issuance of additional equity nor that the parties that provided funds in the past will continue to do so.

We do not expect any significant purchases of plant and equipment or the hiring of employees within the next twelve months, unless acquired in connection with the acquisition of a business opportunity that may be identified.

Results of Operations

We did not generate any revenues from operations during the year ended September 30, 2007, or during the year ended September 30, 2006. Our sole income during the 2007 fiscal year was $65,310 in interest income earned on surplus cash balances, compared to $31,873 for the year ended September 30, 2006.

After we withdrew from our only oil and gas interest during the 2003 fiscal year and upon liquidating our subsidiaries during the same period, we reallocated all relevant costs associated with our oil and gas interest totaling $1,787,410 to Loss from Discontinued Operations.

Our operating results for our last two fiscal years are summarized as follows:

	Year Ended September 30, 2007	Year Ended September 30, 2006
Expenses
General and administrative	$90,640	$68,046
Loss on sale of investments	-	-
	(90,640)	(68,046)
Other Income
Interest income	65,310	31,873
Net loss	$(25,330)	$(36,173)

Our total general and administrative expenses for the fiscal year ended September 30, 2007 were $90,640, compared to $68,046 for the fiscal year ended September 30, 2006. Salaries were $23,555 in fiscal 2007, compared to $6,864 in fiscal 2006; professional fees were $23,247 in fiscal 2007, versus $26,847 in fiscal 2006; and travel and consulting expenses were $14,071 in fiscal 2007, versus $9,514 in fiscal 2006. The balance of our general and administrative costs for fiscal 2007 consisted of office expenses of $11,063, filing and transfer agent fees of $6,724 and other miscellaneous expenses such as telephone, rent, database management, and amortization of capital assets totaling $11,980.

As a result of these transactions noted above, AMG Oil incurred a net loss of $25,330 or $Nil per share for the twelve months ended September 30, 2007, compared to a loss of $36,173 or $Nil per share for the same period last year.

Liquidity and Capital Resources

There were no financing activities undertaken by AMG Oil during the twelve months ended September 30, 2007. During the 2006 fiscal year, our financing activities consisted of AMG Oil completing an unregistered private placement financing of 6,000,000 Units at a price of $0.25 per Unit for gross proceeds of $1.5 million on February 28, 2006 and issuing an additional 600,000 Units of AMG Oil as required under a rights agreement because a registration statement was not declared effective on or before August 27, 2006. Each Unit consists of one share of common stock and one two-year share purchase warrant exercisable at a price of $0.50 per share, subject to accelerated expiry provisions should our shares trade at or above $1.00 for 20 consecutive days and certain other conditions are met. Net proceeds of this financing will be used for working capital and to enhance our ability to acquire a suitable interest in a resource based asset.

AMG Oil did not have any investing activities for the 2007 and 2006 fiscal years.

At September 30, 2007 our current assets totaled $1,318,282 compared to $1,348,282 at the beginning of the fiscal year. Our current assets for the 2007 fiscal year consisted mainly of cash and a nominal amount of prepaid expenses, and our current assets for the 2006 fiscal year consisted entirely of cash. Our current liabilities at September 30, 2007 were $10,690 (2006: $15,360). Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should we be unable to continue as a going concern. AMG Oil has no revenue producing operations and has incurred recurring operating losses resulting in an accumulated deficit of $2,887,240 at September 30, 2007. These factors, among others, raise substantial doubt about our ability to be able to continue as a going concern. Our future and the realization of our asset values will depend upon our ability to obtain adequate financing and continuing support from shareholders and creditors to attain profitable operations.

Off-Balance Sheet Arrangements

AMG Oil does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.	FINANCIAL STATEMENTS.

The following financial statements of AMG Oil and the related notes to the financial statements are filed as part of this annual report beginning on page F-1 below, and are incorporated by reference in this Item 7.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

On September 26, 2007 Telford Sadovnick, P.L.L.C. (“Telford”) voluntarily resigned as our principal independent registered public accounting firm. We subsequently engaged Smythe Ratcliffe, Chartered Accountants (“Smythe”), as our principal independent registered public accounting firm effective October 3, 2007. The decision to engage Smythe as our principal independent registered public accounting firm has been approved by the Board.

Telford’s reports on our financial statements for the fiscal year ended September 30, 2006 and September 30, 2005 did not contain an adverse opinion or disclaimer opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements between AMG Oil and Telford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

ITEM 8A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management carried out an evaluation, with an effective date of September 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that have occurred in the last fiscal quarter of our fiscal year ended September 30, 2007 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, municipality of residence, age and position held of our directors and executive officers are as follows:

Name and Residence	Age	Position Held
Michael Hart Roberts Creek, British Columbia Canada	56	Director, CEO, President, Secretary and Treasurer
John Campbell West Vancouver, British Columbia Canada	75	Director
Dan Brown Langley, British Columbia Canada	35	Director
Garth Johnson Surrey, British Columbia Canada	35	CFO

All directors have a term of office expiring at our next annual general meeting, unless re-elected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the Board.

Mr. Michael Hart has been a director of AMG Oil since December 13, 1999 and is also the Chief Executive Officer, President, Corporate Secretary and Treasurer. Mr. Hart also previously served as our Chief Financial Officer, before resigning from such position on February 1, 2006. Mr. Hart is a long-time investor in natural resources and has experience with public companies in the oil and gas industry. Mr. Hart has previously worked in the financial markets’ sector with a number of financial institutions where he acted as an account executive and financial consultant. Since 1995, Mr. Hart has worked with an investment-banking group responsible for taking projects from start-up to the public markets. Mr. Hart currently is also a director of Trans-Orient, our former controlling shareholder until November 29, 2005, and the Corporate Secretary and a director of Entourage Mining Ltd.

Mr. John Campbell became a director of AMG Oil on March 21, 2006. Mr. Campbell is a retired member of the Law Society of British Columbia and for the past 19 years has served as President of mining explorer, Trans America Industries Ltd.

Mr. Dan Brown became a director of AMG Oil on April 14, 2005. Mr. Brown has worked for DLJ for seven years, providing administrative and accounting support services to public and private companies. Mr. Brown is also currently a director of TAG Oil Ltd. (“TAG Oil”).

Mr. Garth Johnson became the Chief Financial Officer of AMG Oil on February 1, 2006. Mr. Johnson is a Certified General Accountant with over ten years of experience in finance, accounting and regulatory reporting for public companies. Mr. Johnson is also the Chief Executive Officer, Chief Financial Officer, Secretary and a director of TAG Oil.

Mr. Brown and Mr. Hart have committed in writing to Mr. Robert Pollock, the control person of AMG Oil, that they will resign from their positions with AMG Oil upon the request of Mr. Pollock. It is expected that Mr. Pollock will seek to replace the Board members with his own nominees.

Significant Employees

AMG Oil has no employees. Effective October 1, 2007, we entered into a consulting agreement with PCL, a private company based in Vancouver, British Columbia, Canada, to perform various consulting and advisory services in relation to seeking appropriate prospects on an on-going basis (subject to termination provisions) in consideration of monthly consulting compensation of CDN$5,000.

None of our current officers are employed directly by AMG Oil, and all officers devote less than 10% of their time to our business. All of our officers and directors devote a significant amount of their time to other interests or competing businesses, which may conflict with the operations and business of AMG Oil.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Except as otherwise described herein, none of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers, directors and persons who own more than ten percent of a registered class of a company’s equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the SEC. They are also required to furnish AMG Oil with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us, we believe that during the fiscal year ended September 30, 2007 and during the current fiscal year, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our directors. A copy of our audit committee charter was filed as an exhibit to our Form 10-KSB filed for our 2003 fiscal year and is incorporated into this document by reference. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

Our Board has determined that Mr. John Campbell meets the SEC’s definition of an “audit committee financial expert”, as defined in Item 401(e)(2) of Regulation S-B. The Board has also determined that Mr. Campbell meets the definition of an “independent director”, as defined in Rule 121A of the American Stock Exchange Company Guide.

Nominating Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to our Board during our fiscal year ended September 30, 2007.

Disclosure Committee and Charter

We have a disclosure committee and a disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter, as updated and approved by our Board, is attached as an exhibit to this document.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

Our officers do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. The following table shows, in tabular format, that no compensation was paid to our executive officers during our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year ended September 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non Qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Hart CEO, President, Secretary & Treasurer	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Garth Johnson CFO	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards

There were no outstanding equity awards for our executive officers at the end of our fiscal year ended September 30, 2007, as set forth in the table below:

Outstanding Equity Awards at Fiscal Year End

.
	Option Awards					Stock Awards
Name	Number of Securities Under- lying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexer-cised Options (#) Unexer-ciseable	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Marked Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Hart	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Garth Johnson	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

There were no equity awards grants during the 2007, 2006 or 2005 fiscal years except for options for 396,000 shares of common stock that were granted to Jones, Gable & Company Limited in February 2006 as a commission for arranging our financing.

During the 2000 fiscal year, we established a Stock Option Plan for directors, officers, employees and consultants who provide services to us. 3,000,000 shares of common stock are reserved for issuance under the Plan. Any options issued under the Plan will expire on the earlier of 10 years from the establishment of the Plan or the expiry date assigned to the individual option grant. As of September 30, 2007, 396,000 options have been granted under the Plan but had not been exercised during the 2007 fiscal year. All options that have been granted by us are exercisable and will expire on February 28, 2008.

Compensation of Directors

Our directors do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. However, Mr. Brown, one of our directors, was paid indirectly by us through DLJ with respect to time spent directly on AMG Oil. The following table shows, in tabular format, compensation paid to our directors during our last fiscal year:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Michael Hart	Nil	Nil	Nil	Nil	Nil	Nil	Nil
John Campbell	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dan Brown (1)	Nil	Nil	Nil	Nil	Nil	9,421	9,421

(1) Mr. Brown was paid indirectly by us through DLJ for time spent directly on AMG Oil. DLJ invoices us on a cost recovery basis.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Our securities are recorded on the books of our transfer agent in registered form. However, a substantial amount of such shares are registered in the name of intermediaries, such as, brokerage houses and clearing houses on behalf of their respective clients, and AMG Oil does not have knowledge of the beneficial owners thereof. AMG Oil, up until November 29, 2005, was controlled by Trans-Orient, a company that owned a controlling interest consisting of 8,200,000 shares (49.4%) of our outstanding shares. However pursuant to an agreement made November 16, 2005 and completed on November 29, 2005, Robert Pollock acquired control of us through the purchase of 8,600,000 of our common shares at a price of $0.01 per share. Trans-Orient sold 7,305,500 of its 8,200,000 shares of AMG Oil to Mr. Pollock and one other seller sold 1,294,500 shares to Mr. Pollock. This agreement was filed as an exhibit to the Form 8-K filed by us on November 30, 2005.

As of December 12, 2007, we had an authorized share capital of 100,000,000 shares of Common Stock with a par value of $0.00001 per share, of which 23,200,000 shares were issued and outstanding.

The following table sets forth, as of December 12, 2007, the beneficial shareholdings of persons or entities holding five per cent (5%) or more of our common stock, each director individually, each named executive officer individually, and all of our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Directors and Officers
Common Stock	Michael Hart (2) Roberts Creek, British Columbia	11,000 shares	0.0%
Common Stock	John Campbell (3) West Vancouver, British Columbia	158,840 shares	0.7%
Common Stock	Dan Brown (4) Langley, British Columbia	22,000 shares	0.1%
Common Stock	Garth Johnson Surrey, British Columbia	Nil	0%
Directors and Officers as a Group
Common Stock	(As above)	191,840	0.8%
Greater than 5% Shareholder
Common Stock	Robert Pollock, Toronto, Ontario	8,600,000 shares	37.1%

(1)	Based on 23,200,000 shares of our common stock issued and outstanding as of December 12, 2007.
(2)	Mr. Hart’s beneficial ownership of 11,000 shares includes 11,000 share purchase warrants that can be exercised within the next sixty days at an exercise price of $0.50 per share.
(3)	Mr. Campbell’s beneficial ownership of 158,840 shares includes 55,000 share purchase warrants that can be exercised within the next sixty days at an exercise price of $0.50 per share.
(4)	Mr. Brown’s beneficial ownership of 22,000 shares includes 22,000 share purchase warrants that can be exercised within the next sixty days at an exercise price of $0.50 per share.

Changes in Control

To the knowledge of management there are no present arrangements or pledges of our securities that may result in a change of control of AMG Oil, other than the change of control that completed on November 29, 2005.

As at December 12, 2007, Robert Pollock owns 8,600,000, or approximately 37.1%, of the issued and outstanding shares of common stock and thereby effectively controls AMG Oil. Robert Pollock is a Toronto, Ontario businessman.

Securities Authorized for Issuance under Equity Compensation Plans

We have provided disclosure regarding securities authorized for issuance under equity compensation plans under the subheading “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of this annual report.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during our last fiscal year, or in any proposed transaction to which AMG Oil proposes to be a party:

(a)	any of our officers or directors;

(b)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(c)

any member of the immediate family of the persons listed in paragraphs (a) and (b) above (including child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the same household of the persons listed in paragraphs (a) and (b) above).

Directors

Mr. Michael Hart, Mr. John Campbell and Mr. Dan Brown, who are the three directors of AMG Oil, participated in the private placement financing completed on February 28, 2006, acquiring a total of 120,000 Units at a price of $0.25 per Unit. Each Unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder thereof to acquire an additional share of common stock at a price of $0.50 for a period of 24 months subject to an accelerated expiry provision whereby the warrants will expire 30 days after a registration statement has been declared effective by the SEC and our shares have traded at or above $1.00 for 20 consecutive days. Each Unit also includes a right to receive an additional 0.10 of one Unit, which was granted because a registration statement was not declared effective by the SEC on or before August 27, 2006.

DLJ

During the 2007 fiscal year we incurred $46,304 (2006 fiscal year: $12,255) of mainly general and administrative costs through DLJ. DLJ is a wholly owned subsidiary of Trans-Orient. Trans-Orient was the controlling shareholder of the Company from March 4, 2003 to November 29, 2005 and is related to the Company through a common director, Michael Hart. In addition, as indicated above in Item 10, Mr. Brown was paid $9,421 indirectly by us through DLJ in fiscal 2007 for time spent directly on AMG Oil.

Amounts incurred and paid to DLJ represent costs incurred by DLJ on our behalf for administrative and accounting services. Payments made to DLJ were on a cost recovery basis with no mark-up, based on time spent by the employees of DLJ providing accounting and administrative services for us. We believe that we would have had to pay more for these services if we had sought such services from unaffiliated third-parties. At September 30, 2007 we owe DLJ $2,535 (September 30, 2006: $2,838).

ITEM 13.	EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed February 20, 1997 (1)

3.2	Bylaws (1)

3.3	Articles of Amendment to the Articles of Incorporation, as filed on July 27, 1998 (1)

10.1	Form of Subscription Agreement for the private placement completed on Feb 28, 2006. (3)

10.2	Form of Rights Agreement (3)

10.3	Form of Agency Agreement (3)

10.4	Consulting Agreement with PCL (4)

14.1	Code of Ethics (2)

21.1	Subsidiaries of AMG Oil: None

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (4)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer) (4)

99.1	Audit Committee Charter (2)

99.2	Disclosure Committee Charter (4)

(1)	Incorporated herein by reference from our Form 10-SB registration statement and all amendments thereto filed with the SEC, and amendments thereto, SEC file No. 000-30087.
(2)	Incorporated by reference from our Form 10-KSB filed with the SEC on December 29, 2003.
(3)	Incorporated by reference from our Form 10-KSB filed with the SEC on December 12, 2006.
(4)	Filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2007- $6,000
2006- $10,000

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph was:

2007- $Nil
2006- $Nil

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007- $Nil
2006- $Nil

All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007- $Nil
2006- $Nil

Policy on Pre-Approval of Services

Our audit committee’s pre-approval policies and procedures require that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMG Oil Ltd. (Registrant)

By:	/s/ Michael Hart
Michael Hart Director, President, CEO, Secretary and Treasurer

Date:	December 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Hart
Michael Hart Director, President, CEO, Secretary and Treasurer

Date:	December 12, 2007

By:	/s/Garth Johnson
Garth Johnson CFO

Date:	December 12, 2007

By:	/s/Dan Brown
Dan Brown Director

Date:	December 12, 2007

AMG OIL LTD.
(An Exploration Stage Enterprise)

     Financial Statements
(Expressed in United States Dollars)

For the Years Ended September 30, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of AMG Oil Ltd. (An Exploration Stage Enterprise)

We have audited the balance sheet of AMG Oil Ltd. (An Exploration Stage Enterprise) as at September 30, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and the cumulative totals for the development stage of operations and cash flows for the period from inception on February 20, 1997 to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company from inception on February 20, 1997 through September 30, 2006 were audited by other auditors whose report dated November 17, 2006 expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from inception on February 20, 1997 through September 30, 2006, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2007 and the results of its operations and its cash flows for the year then ended and the cumulative totals for the exploration stage of operations from inception on February 20, 1997 through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants
Vancouver, Canada
December 4, 2007

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AMG Oil Ltd. (An Exploration Stage Company)

We have audited the accompanying balance sheet of AMG Oil Ltd. (An Exploration Stage Company) (the “Company”) as at September 30, 2006, the related statement of operations, statement in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMG Oil Ltd. (An Exploration Stage Company) as at September 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is an exploration stage enterprise and has yet to establish any revenues from business operations. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result from the outcome this uncertainty.

/s/ Telford Sadovnick, P.L.L.C.

TELFORD SADOVNICK, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
November 17, 2006

F2

AMG OIL LTD.
(An Exploration Stage Enterprise)
Balance Sheets
(Expressed in United States Dollars)
As at September 30,	2007	2006

Assets
Current

Cash and cash equivalents	$1,318,132	$1,348,282
Prepaid expenses	150	-

Total Current Assets and Total Assets	$1,318,282	$1,348,282

Current Liabilities

Accounts payable and accrued liabilities	$8,155	$12,522
Due to related parties (Note 3)	2,535	2,838

Total Current Liabilities and Total Liabilities	10,690	15,360

Commitments and Contingencies (Note 4 and 7)

Stockholders’ Equity

Common voting stock (Note 5), $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30,
2007: 23,200,000 shares
2006: 23,200,000 shares	232	232
Additional paid-in capital	4,194,600	4,194,600
Deficit accumulated during the exploration stage	(2,887,240)	(2,861,910)

Total Stockholders’ Equity	1,307,592	1,332,922

Total Liabilities and Stockholders’ Equity	$1,318,282	$1,348,282

See accompanying notes to the financial statements

F3

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Operations
(Expressed in United States Dollars)

				Cumulative
				from Inception
				on February 20,
	Year Ended	Year Ended	Year Ended	1997 to
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2005	2007

Expenses
General and administrative	$90,640	$68,046	$17,448	$974,281
Loss on sale of investments	-	-	1,685	17,820
Write-down of investments	-	-	-	234,780
Write-off of loan receivable	-	-	-	30,000

Total expenses	(90,640)	(68,046)	(19,133)	(1,256,881)

Other Income
Interest	65,310	31,873	360	157,051

Net loss from continuing operations	(25,330)	(36,173)	(18,773)	(1,099,830)

Net loss from discontinued operations	-	-	-	(1,787,410)

Net loss	$(25,330)	$(36,173)	$(18,773)	$(2,887,240)

Basic loss per share:
From continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.05)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.08)
	$(0.00)	$(0.00)	$(0.00)	$(0.13)

Weighted average number of
common shares outstanding	23,200,000	20,172,055	16,600,000

See accompanying notes to the financial statements

F4

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Changes in Stockholders’ Equity
(Expressed in United States Dollars)

From Inception on February 20, 1997 to September 30, 2007
				Deficit Accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at February 20, 1997	-	$-	$-	$-	$-
April 2, 1997	2,000,000	20	100,980	-	101,000
August 11, 1997	3,000,000	30	29,970	-	30,000
September 29, 1997	4,000,000	40	199,960	-	200,000
Net loss for the period	-	-	-	(21,888)	(21,888)
Balance at September 30, 1997	9,000,000	90	330,910	(21,888)	309,112
December 31, 1997	2,000,000	20	99,980	-	100,000
July 2, 1998	1,500,000	15	374,985	-	375,000
August 14, 1998	500,000	5	124,995	-	125,000
Net loss for the year	-	-	-	(144,368)	(144,368)
Balance at September 30, 1998	13,000,000	130	930,870	(166,256)	764,744
March 17, 1999	1,200,000	12	599,988	-	600,000
Net loss for the year	-	-	-	(97,165)	(97,165)
Balance at September 30, 1999	14,200,000	142	1,530,858	(263,421)	1,267,579
April 10, 2000	5,000,000	50	249,950	-	250,000
August 25, 2000	400,000	4	899,996	-	900,000
Net compensation expense
from stock options	-	-	42,255	-	42,255
Net loss for the year	-	-	-	(1,106,470)	(1,106,470)
Balance at September 30, 2000	19,600,000	196	2,723,059	(1,369,891)	1,353,364
Net compensation expense
from stock options	-	-	94,315	-	94,315
Net loss for the year	-	-	-	(893,774)	(893,774)
Balance at September 30, 2001	19,600,000	196	2,817,374	(2,263,665)	553,905
Net compensation expense
from stock options	-	-	38,697	-	38,697
Net loss for the year	-	-	-	(137,397)	(137,397)
Balance at September 30, 2002	19,600,000	196	2,856,071	(2,401,062)	455,205
Re-purchase of shares for cash	(3,000,000)	(30)	(29,970)	-	(30,000)
Net compensation expense
from stock options	-	-	9,608	-	9,608
Net loss for the year	-	-	-	(341,813)	(341,813)
Balance at September 30, 2003	16,600,000	166	2,835,709	(2,742,875)	93,000
Net loss for the year	-	-	-	(64,089)	(64,089)
Balance at September 30, 2004	16,600,000	166	2,835,709	(2,806,964)	28,911
Net loss for the year	-	-	-	(18,773)	(18,773)
Balance at September 30, 2005	16,600,000	166	2,835,709	(2,825,737)	10,138
February 27, 2006	6,000,000	60	1,358,897	-	1,358,957
August 30, 2006	600,000	6	(6)	-	-
Net loss for the year	-	-	-	(36,173)	(36,173)
Balance at September 30, 2006	23,200,000	232	4,194,600	(2,861,910)	1,332,922
Net loss for the year	-	-	-	(25,330)	(25,330)
Balance at September 30, 2007	23,200,000	$232	$4,194,600	$(2,887,240)	$1,307,592

See accompanying notes to the financial statements
F5

AMG OIL LTD.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Expressed in United States Dollars)
				Cumulative
				from Inception
	Year Ended	Year Ended	Year Ended	on February 20,
	September 30,	September 30,	September 30,	1997 to
	2007	2006	2005	September 30, 2007
Cash provided by (used in):
Operating Activities
Net loss from continuing operations	$(25,330)	$(36,173)	$(18,773)	$(1,099,830)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	-	1,234	415	5,889
Net compensation expense from stock
options	-	-	-	184,875
Loss on sale of investments	-	-	1,685	17,820
Write-down of investments	-	-	-	234,780
Write-off of loan receivable	-	-	-	30,000
Changes in non-cash working capital:
Accounts payable and accrued liabilities	(4,367)	6,900	622	8,155
Due to related parties	(303)	2,838	(1,138)	(19,699)
Prepaid expenses	(150)	-	-	(150)
Net cash used in continuing operations	(30,150)	(25,201)	(17,189)	(638,160)
Net cash provided by discontinued operations	-	-	-	60,405
Net cash used in operating activities	(30,150)	(25,201)	(17,189)	(577,755)
Financing Activities
Common shares issued for cash	-	1,358,957	-	4,039,957
Common shares re-purchased with cash	-	-	-	(30,000)
Net cash provided by financing activities	-	1,358,957	-	4,009,957
Investing Activities
Loan receivable	-	-	-	(30,000)
Purchase of investments	-	-	-	(324,856)
Proceeds from sale of investments	-	-	9,308	82,256
Oil and gas exploration expenditures	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	(5,889)
Net cash provided by (used in) investing activities	-	-	9,308	(2,114,070)
Net increase (decrease) in cash
during the period	(30,150)	1,333,756	(7,881)	1,318,132
Cash position - Beginning of period	1,348,282	14,526	22,407	-
Cash position - End of period	$1,318,132	$1,348,282	$14,526	$1,318,132
Supplemental disclosure of net cash from
discontinued operations:
Net loss from discontinued operations	$-	$-	$-	$(1,787,410)
Gain on forgiveness of debt	-	-	-	22,234
Write-off of oil and gas interest	-	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	(6,939)
Net cash provided by discontinued operations	$-	$-	$-	$60,405
Supplemental disclosure of non-cash	$-
investing activities:
Purchase of investments	$-	$-	$-	$(10,000)

See accompanying notes to the financial statements
F6

AMG OIL LTD.
(An Exploration Stage Enterprise)
Notes to the Financial Statements
(Expressed in United States Dollars)

For the Years Ended September 30, 2007, 2006 and 2005

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has no revenue producing operations and has incurred recurring operating losses and an accumulated deficit of $2,887,240 at September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing and continuing support from stockholders and creditors to attain profitable operations.

The Company is an exploration stage enterprise and is required to identify that these financial statements are those of an exploration stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable resource-based assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Accounting Principles and Use of Estimates

The preparation of financial statements is in conformity with generally accepted accounting principles used in the United States of America, which may require management to make estimates and assumptions that would affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the fiscal period in which estimates are made. While management believes any estimates used would be reasonable, actual results may differ from those estimates. Areas requiring the use of estimates include the determination of the valuation allowance for deferred income tax assets.

b)	Financial Instruments and Financial Risk

	i)	Fair values

The fair values of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties are carried at cost, which approximate their carrying values due to their short-term maturity.

	ii)	Credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high quality financial institutions.

iii)	Currency risk

The Company’s functional and reporting currency is the United States dollar. The Company has not entered into derivative instruments or other currency management techniques to offset the impact of foreign currency fluctuations.

c)	Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash and term investments with maturities of three months or less, deposited in a high-quality financial institution, together with accrued interest thereon. Term investments are readily convertible to known amounts of cash.

d)	Property and Equipment

Property and equipment are recorded at cost and amortized over their useful lives. Currently the Company does not have any property and equipment.

e)	Basic and Diluted Loss per Common Share

Basic loss per common share is calculated by dividing the loss by the weighted average number of common shares outstanding during the year. Diluted loss per common share is calculated by dividing net loss by the sum of the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding during the year. Common equivalent shares consist of the shares issuable upon exercise of stock options and warrants calculated using the treasury stock method. Common equivalent shares are not included in the calculation of the weighted average number of shares outstanding for diluted loss per common share when the effect would be anti-dilutive.

f)	Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered. If, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance against deferred tax assets is recorded.

g)	Foreign Currency Translation

The Company’s functional currency is the U.S dollar. All transactions in currencies other than the U.S. dollar during the year are translated at the exchange rate at the date of the transaction. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rate of exchange. Exchange gains or losses are included in the Statement of Operations in the year in which they occur.

h)	Accounting Pronouncements Recently Issued

The following accounting pronouncements have been announced since the filing of the Company’s Form 10- KSB, which was filed on December 22, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. This statement expands the use of fair value measurement and applies to companies that elect the fair value option. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of fiscal years that begin after November 15, 2007. SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin 108 (“SAB 108”). The interpretations in this bulletin express the staff’s views egarding the process of quantifying financial statement misstatements and are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, however, for some entities the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years eginning after November 15, 2007, and interim periods within those fiscal years, although early adoption is permitted. SFAS 157 is not expected to have a material impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) entitled “Accounting for Uncertainty in Income Taxes” — an interpretation of SFAS No. 109. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The valuation of a tax position in accordance with this interpretation is a two- step process. Under the recognition step an enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. Under the measurement step a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this interpretation is adopted. FIN 48 is not expected to have a material impact on the Company’s financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the 2007 fiscal year, the Company incurred $46,304 (2006: $12,255 and 2005: $5,652) of mainly general and administrative costs through DLJ Management Corp. (“DLJ”), a wholly owned subsidiary of Trans-Orient Petroleum Ltd. (“Trans-Orient”). The amount represents costs incurred by DLJ on behalf of the Company. At September 30, 2007, the Company owes DLJ $2,535 (2006: $2,838 and 2005: $Nil). Trans-Orient was the controlling shareholder of the Company from March 4, 2003 to November 29, 2005 and is related to the Company through a common director.

During the 2007 fiscal year a Director was paid $9,421 (2006: $5,553) indirectly through DLJ for time spent on the Company.

These transactions are measured by the exchange amount, which is the amount agreed upon by the transacting parties and are on terms and conditions similar to non-related parties.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any events of non-compliance in its operations with any environmental laws or regulations nor of any potentially material contingencies related to environmental issues. However, the Company cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on the future business of the Company. The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is on a month-to-month basis.

NOTE 5 - COMMON VOTING STOCK

Authorized and Issued Capital Stock

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share.

	Number	Stated
Issued and fully paid:	of Shares	Value
Balance at September 30, 2005	16,600,000	$2,835,875
Private placement, net of issue costs	6,000,000	1,358,957
Shares issued, rights	600,000	-
Balance at September 30, 2007 and 2006	23,200,000	$4,194,832

Share Purchase Warrants

At September 30, 2007 and 2006, the following share purchase warrants were outstanding:

Number Of Shares	Price per Share	Expiry Date
6,600,000	0.50	February 28, 2008

Stock Options

At September 30, 2007 and 2006, the following stock options were outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
396,000	0.25	February 28, 2008

NOTE 6 - INCOME TAXES

SFAS No. 109: “Accounting for Income Taxes” requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

The provision for income taxes differs from the result that would be obtained by applying the statutory tax rate of 34% (2006 and 2005 — 34%) to income before income taxes. The difference results from the following items:

	2007	2006	2005
Computed expected (benefit of) income taxes	$(8,612)	$(12,299)	$(6,383)
Non-deductible expenses	1,492	-	-
Increase in valuation allowance	7,120	12,299	6,383
Income tax provision	$-	$-	$-

Pursuant to SFAS 109, the potential benefit of net operating loss carry-forwards has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are as follows:

	2007	2006	2005
Net operating loss carry-forwards	$(952,820)	$(931,878)	$(895,705)
Statutory tax rate	34%	34%	34%
Deferred tax asset	323,959	316,839	304,540
Valuation allowance	(323,959)	(316,839)	(304,540)
Net deferred tax asset	$-	$-	$-

A valuation allowance has been established and, accordingly, no benefit has been recognized for the Company’s deferred tax assets. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company’s current history of net losses and the expected near-term future losses. The Company will continue to assess the realizability of the deferred tax assets based on actual and forecasted operating results.

The operating losses amounting to $952,820 will expire between 2017 and 2027 if they are not utilized. The following lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry-forwards:

Fiscal year	Amount	Expiration Date
1997	$21,888	2017
1998	178,010	2018
1999	88,971	2019
2000	246,302	2020
2001	124,313	2021
2002	90,766	2022
2003	62,593	2023
2004	64,089	2024
2005	18,773	2025
2006	36,173	2026
2007	20,942	2027
Total	$952,820

NOTE 7 — SUBSEQUENT EVENTS

On October 1, 2007, the Company entered into a consulting agreement to provide advisory services to the Company on an on-going basis and includes monthly compensation of CDN$5,000 per month. This agreement can be terminated by giving the consultant one months termination notice.