Form 10QSB
period 2007-12-31
AMG OIL LTD
filed 2008-02-14
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $.00001 par value per share: 23,200,000 outstanding as of February 14, 2008.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

AMG OIL LTD.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended December 31, 2007

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of AMG Oil Ltd. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Balance Sheets
(Expressed in United States Dollars)

	December 31,	December 31,	September 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Audited)
Assets

Current

Cash and cash equivalents	$1,300,558	$1,345,501	$1,318,132
Prepaid expenses	-	-	150

Total Current Assets and Total Assets	$1,300,558	$1,345,501	$1,318,282

Current Liabilities

Accounts payable and accrued liabilities	$8,000	$8,000	$8,155
Due to related parties (Note 4)	7,783	4,907	2,535

Total Current Liabilities and Total Liabilities	15,783	12,907	10,690

Commitments and Contingencies (Note 1)	-	-	-

Stockholders’ Equity
Common voting stock (Note 3) $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30, and
December 31:
2007: 23,200,000 shares
2006: 23,200,000 shares	232	232	232
Additional paid-in capital	4,194,600	4,194,600	4,194,600
Deficit accumulated during the exploration stage	(2,910,057)	(2,862,238)	(2,887,240)

Total Stockholders’ Equity	1,284,775	1,332,594	1,307,592

Total Liabilities and Stockholders’ Equity	$1,300,558	$1,345,501	$1,318,282

See accompanying notes to the interim financial statements
F1

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Statements of Operations
(Unaudited)
(Expressed in United States Dollars)

			Cumulative
			from Inception
	Three Months	Three Months	on February 20,
	Ended	Ended	1997 to
	December 31,	December 31,	December 31,
	2007	2006	2007

Expenses

General and administrative	$38,124	$16,455	$1,012,405
Loss on sale of investments	-	-	17,820
Write-down of investments	-	-	234,780
Write-off of loan receivable	-	-	30,000

Total expenses	(38,124)	(16,455)	(1,295,005)

Other Income
Interest	15,307	16,127	172,358

Net loss from continuing operations	(22,817)	(328)	(1,122,647)

Net loss from discontinued operations	-	-	(1,787,410)

Net loss	$(22,817)	$(328)	$(2,910,057)

Basic loss per share:
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	23,200,000	23,200,000

See accompanying notes to the interim financial statements
F2

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Statements of Changes in Stockholders’ Equity
(Unaudited)
(Expressed in United States Dollars)

For the Three Months Ended December 31, 2007

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 30, 2007	23,200,000	$232	$4,194,600	$(2,887,240)	$1,307,592

Net loss during the period	-	-	-	(22,817)	(22,817)

Balance at December 31, 2007	23,200,000	$232	$4,194,600	$(2,910,057)	$1,284,775

See accompanying notes to the interim financial statements
F3

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Statements of Cash Flows
(Unaudited)
(Expressed in United States Dollars)

			Cumulative
	Three Months	Three Months	from Inception
	Ended	Ended	on February 20,
	December 31,	December 31,	1997 to
	2007	2006	December 31, 2007
Cash provided by (used in):
Operating Activities
Net loss from continuing operations	$(22,817)	$(328)	$(1,122,647)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	-	-	5,889
Net compensation expense from stock
options	-	-	184,875
Loss on sale of investments	-	-	17,820
Write-down of investments	-	-	234,780
Write-off of loan receivable	-	-	30,000
Changes in non-cash working capital:
Accounts payable and accrued liabilities	(155)	(4,522)	8,000
Due to related parties	5,248	2,069	(14,451)
Prepaid expenses	150	-	-
Net cash used in continuing operations	(17,574)	(2,781)	(655,734)
Net cash used in discontinued operations	-	-	60,405
Net cash used in operating activities	(17,574)	(2,781)	(595,329)
Financing Activities
Common shares issued for cash	-	-	4,039,957
Common shares re-purchased with cash	-	-	(30,000)
Net cash provided by financing activities	-	-	4,009,957
Investing Activities
Loan receivable	-	-	(30,000)
Purchase of investments	-	-	(324,856)
Proceeds from sale of investments	-	-	82,256
Oil and gas exploration expenditures	-	-	(1,835,581)
Purchase of property and equipment	-	-	(5,889)
Net cash used in investing activities	-	-	(2,114,070)
Net increase (decrease) in cash
during the period	(17,574)	(2,781)	1,300,558
Cash position - Beginning of period	1,318,132	1,348,282	-
Cash position – End of period	$1,300,558	$1,345,501	$1,300,558
Supplemental disclosure of net-cash for
discontinued operations:
Net loss from discontinued operations	$-	$-	$(1,787,410)
Gain on forgiveness of debt	-	-	22,234
Write-off of oil and gas interest	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	(6,939)
Net cash used in discontinued items	-	-	60,405
Supplemental disclosure of non-cash
investing activities:
Purchase of investments	$-	$-	$(10,000)

See accompanying notes to the interim financial statements
F4

AMG OIL LTD.
(An Exploration Stage Enterprise)
Notes to the Interim Financial Statements
(unaudited – Prepared by Management)

For the Three Months Ended December 31, 2007 and 2006

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The plan of operations for the Company is to acquire a business either through purchase, merger, consolidation, application or other means, so that the Company would cease being a shell company. Initially, management of the Company anticipates concentrating its efforts on locating and acquiring a business, properties, or other assets, or combination thereof, in the oil and gas industry, although management may cause us to attempt to acquire a business in another area. However, there can be no assurance that the Company will be able to find a suitable business to acquire, successfully negotiate the terms of any acquisition, or have the assets to complete any transaction.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has no revenue producing operations and has incurred recurring operating losses and an accumulated deficit of $2,910,057 at December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing and continuing support from stockholders and creditors to attain profitable operations. The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed.

The Company is an exploration stage enterprise and is required to identify that these financial statements are those of an exploration stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable resource-based assets.

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This form 10-QSB should be read in conjunction with the Company’s September 30, 2007 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

F5

NOTE 3 - COMMON STOCK

Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share.

	Number	Stated
Issued and fully paid:	of Shares	Value
Balance at September 30, 2007 and December 31,	23,200,000	$4,194,832

Share Purchase Warrants

Stock Options

At December 31, 2007, the following stock options are outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
396,000	$0.25	February 28, 2008

At December 31, 2007, the following share purchase warrants are outstanding:

Number	Price	Expiry
Of Shares	per Share	Date
6,600,000	$0.50	February 28, 2008

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2007, the Company incurred $17,948 (December 31, 2006: $12,178) of mainly general and administrative costs through DLJ Management Corp., (“DLJ”), a wholly owned subsidiary of Trans-Orient Petroleum Ltd. (“Trans-Orient”). The amount represents costs incurred by DLJ on behalf of the Company. At December 31, 2007 the Company owes DLJ $7,783 (December 31, 2006: $4,907). Trans-Orient is related to the Company through a common director and DLJ Management Corp., employs a director of the Company.

During the three months ended December 31, 2007 two Directors were paid $5,866 (2006: $2,740) of which $4,866 was paid indirectly through DLJ for time spent on the Company.

NOTE 5 – LOSS PER SHARE

Loss per share is calculated using the weighted-average number of commons shares outstanding during the period. Diluted loss per share is not presented, as it is anti-dilutive.

ITEM 2.           MANAGEMENT’S DISCUSSION and ANALYSIS

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended December 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended December 31, 2007.

Forward Looking Statements

Certain information in this report including statements made in "Management's Discussion and Analysis", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although AMG Oil Ltd believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

  AMG Oil Ltd’s ability to implement successfully its operating strategy;

  Future financial performance as estimated in AMG Oil Ltd’s financial projections;

  AMG Oil Ltd’s forecasts of market demand; and,

  Highly competitive market conditions.

This list of categories of forward-looking statements should not be construed as exhaustive. AMG Oil Ltd will not update or revise any forward-looking statements.

The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” in our annual report on Form 10-KSB for the year ended September 30, 2007, elsewhere in that report and in this quarterly report.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded asset amounts and liabilities that might be necessary should we be unable to continue as a going concern. We have incurred recurring operating losses and have an accumulated deficit of $2,910,057. These factors, among others, raise substantial doubt about our ability to be able to continue as a going concern. The future of our company will depend upon our ability to obtain adequate financing, acquire a suitable resource based asset and maintain continuing support from shareholders and creditors to attain profitable operations.

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

Current Status

The Registrant does not receive any revenue from its discontinued oil and gas operations in New Zealand and has no significant assets, tangible or intangible other than cash. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the quarter ended December 31, 2007, the Registrant has an accumulated deficit of $2,910,057 which includes a loss of $22,817 for the three month period ending December 31, 2007 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. The Registrant has no significant future obligations.

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

On October 1, 2007, the Company entered into a consulting agreement to provide advisory services to the Company on an on-going basis that includes monthly compensation of CDN$5,000 per month.

The Registrant is in the start-up stage and none of the Registrant’s executive officers have employment agreements with the Registrant.

Administration Contract

The Registrant receives corporate services from DLJ Management Corp. (“DLJ”), a subsidiary of Trans-Orient Petroleum Corp, based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp bills monthly for its services on a cost-recovery basis, billing the Registrant and other companies for costs already incurred with no mark-up or other such charges, for items such as labor, rent, office costs, and employee benefits. During the three months ended December 31, 2007, the Company incurred $17,948 (2006: $12,178) of mainly general and administrative costs through DLJ. This amount represents costs incurred by DLJ on behalf of the Company.

Results of Operations

The Company has incurred losses to date of $2,910,057 which includes a net loss for the first quarter of the 2007 fiscal year of $22,817 versus a first quarter loss of $328 last year.

The Company’s loss of $22,817 for the three months ended December 31, 2007 consisted of general and administrative costs (“G&A”) of $38,124 as detailed below. These costs were partially offset by interest income being received by the Company amounting to $15,307.

Summary of Quarterly Result

	Three Month Period Ended December 31, 2007 $	Three Month Period Ended September 30, 2007 $	Three Month Period Ended June 30, 2007 $	Three Month Period Ended March 31, 2007 $	Three Month Period Ended December 31, 2006 $	Three Month Period Ended Sept. 30, 2006 $	Three Month Period Ended June 30, 2006 $	Three Month Period Ended March 31, 2006 $
Total Revenue	-	-	-	-	-	-	-	-
G&A	(38,124)	(26,456)	(17,726)	(30,003)	(16,455)	(23,120)	(21,380)	(21,712)
Interest Income	15,307	16,723	16,369	16,091	16,127	14,351	13,125	4,296
Net income (loss) for the period	(22,817)	(9,733)	(1,357)	(13,912)	(328)	(8,769)	(8,255)	(17,416)
Basic and Diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

In the periods where net losses are incurred, stock options and share purchase warrants outstanding were not included in the computation of diluted loss per share as the inclusion of such securities would be anti-dilutive.

The Company has not had any discontinued operations or extraordinary items in the past two years, therefore has not shown the impacts of these on the net loss and basic/diluted loss per share.

A comparative summary of the Company’s G&A costs over the three month period ending December 31, 2007 is as follows:

	3 months ended December
	31,
	2007	2006
Filing, listing and transfer	$851	$1,457
agent
Consulting	15,900	-
Office and administration	8,229	5,634
Professional fees	636	1,802
Wages	12,508	7,562
	$38,124	$16,455

Capital Expenditures

The Company has no material commitments for capital expenditure at December 31, 2007 or as of the date of this filing.

Liquidity and Capital Resources

The Company did not conduct any financing or investing activities during the three months ended December 31, 2007.

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At December 31, 2007, there were 23,200,000 shares (December 31, 2006: 23,200,000) issued and outstanding, along with 396,000 compensation options and 6,600,000 share purchase warrants. Please refer to Note 3 of the accompanying interim financial statements.

At December 31, 2007 our current assets totaled $1,300,558 compared to $1,318,132 at the beginning of the fiscal year. Our current assets for both periods consisted primarily of cash. Our current liabilities at December 31, 2007 were $15,783 (September 30, 2007: $10,690). Cash on hand is currently our only source of liquidity and at the date of this report we feel that we have sufficient working capital on hand to operate for the next twelve months. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Off-Balance Sheet Arrangements and Proposed Transactions

The Company does not have any off-balance sheet arrangements.

Transactions with Related Parties

Please refer to Note 4 of the accompanying interim financial statements.

Recent Accounting Pronouncements

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

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the period covered by this report, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in reports that we file or submit with under the Exchange Act.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended December 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Defaults Upon Senior Securities

None.

Submissions of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the three months ended December 31, 2007.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as filed February 20, 1997 (1)
3.2	Bylaws (1)
3.3	Articles of Amendment to the Articles of Incorporation, as filed on July 27, 1998 (1)
10.4	Consulting agreement with PCL (3)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (2)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. (2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer) (2)

(1)

Incorporated herein by reference from our Form 10-SB registration statement and all amendments thereto filed with the Securities and Exchange Commission, and amendments thereto, SEC file No. 000-30087.

(2)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

(3)	Incorporated herein by reference from our Form 10-KSB filed on December 26, 2007, for the fiscal year-ended September 30, 2007.

(b) Reports on Form 8-K filed during the quarter.

Additional information relating to the Company is available on www.sedar.com and www.sec.gov.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of February, 2008.

AMG OIL LTD.
(Registrant)

Date: February 14, 2008	BY:	/s/Michael Hart
Michael Hart, Principal Executive Officer

Date: February 14, 2008		/s/ Garth Johnson
Garth Johnson, Principal Financial Officer