Form 10QSB
period 2008-06-30
AMG OIL LTD
filed 2008-08-14
CIK 1109504

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common stock, $.00001 par value per share: 23,200,000 outstanding as of August 13, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

AMG OIL LTD.
Quarterly Report On Form 10-QSB
For The Quarterly Period Ended June 30, 2008
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

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Balance Sheets
(Expressed in United States Dollars)

	June 30,	June 30,	September 30,
	2008	2007	2007
	(Unaudited)	(Unaudited)	(Audited)

Assets

Current

Cash and cash equivalents	$1,163,074	$1,328,173	$1,318,132
Prepaid expenses	107	-	150
		-
Total Current Assets and Total Assets	$1,163,181	$1,328,173	$1,318,282

Current Liabilities

Accounts payable and accrued liabilities	$4,094	$8,159	$8,155
Due to related parties (Note 4)	3,032	2,689	2,535

Total Current Liabilities and Total Liabilities	7,126	10,848	10,690

Commitments and Contingencies (Notes 1 and 5)	-	-	-

Stockholders’ Equity
Common voting stock (Note 3) $0.00001 par value
100,000,000 shares authorized
Issued and outstanding at September 30, and
June 30:
2008: 23,200,000 shares
2007: 23,200,000 shares	232	232	232
Additional paid-in capital	4,215,984	4,194,600	4,194,600
Deficit accumulated during the exploration stage	(3,060,161)	(2,877,507)	(2,887,240)

Total Stockholders’ Equity	1,156,055	1,317,325	1,307,592

Total Liabilities and Stockholders’ Equity	$1,163,181	$1,328,173	$1,318,282

See accompanying notes to the interim financial statements
F1

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Statements of Operations
(Unaudited)
(Expressed in United States Dollars)

					Cumulative
					from Inception
	Three Months	Three Months	Nine months	Nine months	on February 20,
	Ended	Ended	Ended	Ended	1997 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Expenses

General and administrative	$53,963	$17,726	$184,701	$64,184	$1,158,982
Loss on sale of investments	-	-	-	-	17,820
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000

Total expenses	(53,963)	(17,726)	(184,701)	(64,184)	(1,441,582)

Other items
Interest income	7,574	16,369	33,164	48,587	190,215
Stock option compensation	-	-	(21,384)	-	(21,384)

Net loss from continuing	(46,389)	(1,357)	(172,921)	(15,597)	(1,272,751)
operations

Net loss from discontinued
operations	-	-	-	-	(1,787,410)

Net loss	$(46,389)	$(1,357)	$(172,921)	$(15,597)	$(3,060,161)

Basic loss per share:
From continuing	$(0.00)	$(0.00)	$(0.01)	$(0.00)
operations
From discontinued
operations	(0.00)	(0.00)	(0.00)	(0.00)
	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number
of common shares
outstanding	23,200,000	23,200,000	23,200,000	23,200,000

See accompanying notes to the interim financial statements
F2

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Statements of Changes in Stockholders’ Equity
(Unaudited)
(Expressed in United States Dollars)

For the Nine months Ended June 30, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at September 30,
2007	23,200,000	$232	$4,194,600	$(2,887,240)	$1,307,592
Stock option compensation	-	-	21,384	-	21,384

Net loss during the period	-	-	-	(172,921)	(172,921)

Balance at June 30, 2008	23,200,000	$232	$4,215,984	$(3,060,161)	$1,156,055

See accompanying notes to the interim financial statements
F3

AMG OIL LTD.
(An Exploration Stage Enterprise)
Interim Statements of Cash Flows
(Unaudited)
(Expressed in United States Dollars)

					Cumulative
	Three Months	Three Months	Nine months	Nine months	from Inception
	Ended	Ended	Ended	Ended	on February 20,
	June 30,	June 30,	June 30,	June 30,	1997 to
	2008	2007	2008	2007	June 30, 2008
Cash provided by (used in):
Operating Activities
Net loss from continuing operations	$(46,389)	$(1,357)	$(172,921)	$(15,597)	$(1,272,751)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation	-	-	-	-	5,889
Net compensation expense from
stock options	-	-	21,384	-	206,259
Loss on sale of investments	-	-	-	-	17,820
Write-down of investments	-	-	-	-	234,780
Write-off of loan receivable	-	-	-	-	30,000
Changes in non-cash working capital:
Prepaid expenses	5,963	-	43	-	(107)
Accounts payable and accrued
liabilities	(3,291)	159	(4,061)	(4,363)	4,094
Due to related parties	(867)	(966)	497	(149)	(19,202)
Net cash used in continuing	-	-	-	-	-
operations	(44,584)	(2,164)	(155,058)	(20,109)	(793,218)
Net cash provided by discontinued
operations	-	-	-	-	60,405
Net cash used in operating activities	(44,584)	(2,164)	(155,058)	(20,109)	(732,813)
Financing Activities
Common shares issued for cash	-	-	-	-	4,039,957
Common shares re-purchased with
cash	-	-	-	-	(30,000)
Net cash provided by financing
activities	-	-	-	-	4,009,957
Investing Activities
Loan receivable	-	-	-	-	(30,000)
Purchase of investments	-	-	-	-	(324,856)
Proceeds from sale of investments	-	-	-	-	82,256
Oil and gas exploration expenditures	-	-	-	-	(1,835,581)
Purchase of property and equipment	-	-	-	-	(5,889)
Net cash used in investing activities	-	-	-	-	(2,114,070)
Net increase (decrease) in cash
during the period	(44,584)	(2,164)	(155,058)	(20,109)	1,163,074
Cash position - Beginning of period	1,207,658	1,330,337	1,318,132	1,348,282	-
Cash position – End of period	$1,163,074	$1,328,173	$1,163,074	$1,328,173	$1,163,074
Supplemental disclosure of net-cash
discontinued operations:
Net loss from discontinued operations	$-	$-	$-	$-	$(1,787,410)
Gain on forgiveness of debt	-	-	-	-	22,234
Write-off of oil and gas interest	-	-	-	-	1,832,520
Gain on sale of oil and gas interest	-	-	-	-	(6,939)
Net cash provided by discontinued
operations	$-	$-	$-	$-	$60,405
Supplemental disclosure of non-cash
investing activities:
Purchase of investments	$-	$-	$-	$-	$(10,000)

See accompanying notes to the interim financial statements
F4

AMG OIL LTD.
(An Exploration Stage Enterprise)
Notes to the Interim Financial Statements
(Unaudited)
(Expressed in United States Dollars)

For the Nine months Ended June 30, 2008 and 2007

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The plan of operations for the Company is to acquire a business either through purchase, merger, consolidation, application or other means. Initially, management of the Company anticipates concentrating its efforts on locating and acquiring a business, properties, or other assets, or combination thereof, in the oil and gas industry, although management may cause us to attempt to acquire a business in another area. However, there can be no assurance that the Company will be able to find a suitable business to acquire, successfully negotiate the terms of any acquisition, or have the assets to complete any transaction.

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded assets amounts and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has no revenue producing operations and has incurred recurring operating losses and an accumulated deficit of $3,060,161 at June 30, 2008. These factors, among others, raise substantial doubt about the Company’s ability to be able to continue as a going concern. The future of the Company and the realization of its asset values will depend upon the Company’s ability to obtain adequate financing and continuing support from stockholders and creditors to attain profitable operations. The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed elsewhere in these notes.

The Company is an exploration stage enterprise and is required to identify that these financial statements are those of an exploration stage enterprise in accordance with paragraph 12 of Statement of Financial Accounting Standards No. 7 and is focusing on acquiring suitable resource-based assets.

NOTE 2 - ACCOUNTING PRINCIPLES AND USE OF ESTIMATES

The accompanying unaudited interim financial statements of AMG Oil Ltd. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB as prescribed by the Securities and Exchange Commission. This Form 10-QSB should be read in conjunction with the Company’s September 30, 2007 Form 10-KSB. All material adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods have been reflected. The results of the nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

F5

NOTE 3 - COMMON STOCK

Authorized and Issued Share Capital

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share.

	Number	Stated
Issued and fully paid:	of Shares	Value
Balance at September 30, 2007 and June 30, 2008	23,200,000	$4,216,216

Stock Options

At June 30, 2008, the following stock options are outstanding:

Number	Price	Expiry
Of Options	per Share	Date
396,000	$0.25	February 28, 2009

Share Purchase Warrants

At June 30, 2008, the following share purchase warrants are outstanding:

Number	Price	Expiry
Of Warrants	per Share	Date
6,600,000	$0.50	February 28, 2009

On February 26, 2008, the Company extended the February 28, 2008 expiry date of the Company’s 6,600,000 share purchase warrants and 396,000 stock options to February 28, 2009. Each warrant and stock option entitles the holder to purchase one common share of the Company at price of US$0.50 and US$0.25, respectively, until expiry.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2008, the Company incurred $46,219 (June 30, 2007: $33,737) of mainly general and administrative costs through DLJ Management Corp., (“DLJ”), a wholly-owned subsidiary of Trans-Orient Petroleum Ltd. (“Trans-Orient”). The amount represents costs incurred by DLJ on behalf of the Company. At June 30, 2008 the Company owes DLJ $3,032 (June 30, 2007: $2,689). Trans-Orient is related to the Company through a common director and officer and DLJ employs a director of the Company.

During the nine months ended June 30, 2008, two directors were paid $12,237 (2007: $10,120 paid to one director) of which $11,237 (2007: $ 10,120) was paid indirectly through DLJ for time spent on the Company.

NOTE 5 – COMMITMENTS

On October 1, 2007, the Company entered into a consulting agreement to provide advisory services to the Company on an on-going basis that includes monthly compensation of $5,000 per month.

ITEM 2.	MANAGEMENT’S DISCUSSION and ANALYSIS

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended June 30, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended June 30, 2008.

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

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. They do not include any adjustments to the recoverability and classification of recorded asset amounts and liabilities that might be necessary should we be unable to continue as a going concern. We have incurred recurring operating losses and have an accumulated deficit of $3,060,161. These factors, among others, raise substantial doubt about our ability to be able to continue as a going concern. The future of our company will depend upon our ability to obtain adequate financing, acquire a suitable resource based asset and maintain continuing support from shareholders and creditors to attain profitable operations.

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

Current Status

The Registrant does not receive any revenue from its discontinued oil and gas operations in New Zealand and has no significant assets, tangible or intangible other than cash. The Registrant has no history of earnings and there is no assurance that the business of the Registrant will be profitable. As at the end of the quarter ended June 30, 2008, the Registrant has an accumulated deficit of $3,060,161 which includes a loss of $172,921 for the nine month period ending June 30, 2008 and the Registrant is expected to continue incurring operating losses and accumulating deficits in future periods. The Registrant has no significant future obligations.

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

The board of directors has approved the continuation of the Company (the "Continuation") from Nevada to the Canadian federal jurisdiction pursuant to the Canada Business Corporations Act (the "CBCA"). The Continuation is subject to the approval of the shareholders of the Company. The Company has filed a registration statement with the Securities and Exchange Commission in connection with a special meeting of the shareholders to be held to consider and, if approved, adopt a resolution of the shareholders approving the Continuation. If the Continuation is completed, the Company will cease to be a Nevada corporation and will be governed as a Canadian federal corporation under the CBCA.

Employees and Consultants

The Registrant has no employees, with the exception of our sole executive officer, Mr. Michael Hart, and has not retained the services of any consultants, other than the following: On October 1, 2007, the Company entered into a consulting agreement to provide advisory services to the Company on an on-going basis that includes monthly compensation of $5,000 per month.

The Registrant is in the start-up stage and none of the Registrant’s executive officers have employment agreements with the Registrant.

Administration Contract

The Registrant receives corporate services from DLJ Management Corp. (“DLJ”), a subsidiary of Trans-Orient Petroleum Corp, based on an oral agreement. The services consist of shareholder relations and communications, administrative and accounting support. DLJ Management Corp bills monthly for its services on a cost-recovery basis, billing the Registrant and other companies for costs already incurred with no mark-up or other such charges, for items such as labor, rent, office costs, and employee benefits. During the nine months ended June 30, 2008, the Company incurred $46,219 (2007: $33,737) of mainly general and administrative costs through DLJ. This amount represents costs incurred by DLJ on behalf of the Company.

Results of Operations

The Company has incurred losses to date of $3,060,161 which includes a net loss for the third quarter of the 2008 fiscal year of $46,389 (nine months $172,921) versus a third quarter loss of $1,357 (nine months $15,597) last year.

The Company’s loss of $172,921 for the nine months ended June 30, 2008 consisted of general and administrative costs (“G&A”) of $184,701 as detailed below. These costs were partially offset by interest income being received by the Company amounting to $33,164.

Summary of Quarterly Result

	Three Month Period Ended June 30, 2008 $	Three Month Period Ended March 31, 2008 $	Three Month Period Ended December 31, 2007 $	Three Month Period Ended September 30, 2007 $	Three Month Period Ended June 30, 2007 $	Three Month Period Ended March 31, 2007 $	Three Month Period Ended December 31, 2006 $	Three Month Period Ended Sept. 30, 2006 $
Total Revenue	-	-	-	-	-	-	-	-
G&A	(53,963)	(92,615)	(38,124)	(26,456)	(17,726)	(30,003)	(16,455)	(23,120)
Interest Income	7,574	10,283	15,307	16,723	16,369	16,091	16,127	14,351
Net income (loss) for the period	(46,389)	(103,715)	(22,817)	(9,733)	(1,357)	(13,912)	(328)	(8,769)
Basic and Diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

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

A comparative summary of the Company’s G&A costs over the three and nine month period ending June 30, 2008 is as follows:

	3 months ended June 30,		9 months ended June 30,
	2008	2007	2008	2007
Filing, listing and transfer
agent	$982	$428	$8,010	$6,079
Consulting	15,750	-	47,400	-
Office and administration	4,621	5,623	26,558	17,304
Professional fees	25,132	4,384	73,272	20,602
Wages	7,478	7,291	29,461	20,199
	$53,963	$17,726	$184,701	$64,184

Capital Expenditures

The Company has no material commitments for capital expenditure at June 30, 2008 or as of the date of this filing.

Liquidity and Capital Resources

The Company did not conduct any financing or investing activities during the nine months ended June 30, 2008.

The authorized share capital of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2008, there were 23,200,000 shares (June 30, 2007: 23,200,000) issued and outstanding, along with 396,000 compensation options and 6,600,000 share purchase warrants. Please refer to Note 3 of the accompanying interim financial statements.

At June 30, 2008 our current assets totaled $1,163,181 compared to $1,318,282 at the beginning of the fiscal year. Our current assets for both periods consisted primarily of cash and cash equivalents. Our current liabilities at June 30, 2008 were $7,126 (September 30, 2007: $10,690). Cash and cash equivalents on hand is currently our only source of liquidity and at the date of this report we feel that we have sufficient working capital on hand to operate for the next twelve months. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. This statement establishes principles and requirements of the acquisition method for business combinations and related disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 141 (revised) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. This statement requires qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of gains and losses on derivative contracts and details of credit-risk-related contingent features in their hedged positions. This statement also requires the disclosure of the location and amounts of derivative instruments in the financial statements. This statement is effective for fiscal years and interim periods beginning on or after November 15, 2008. SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the period covered by this report, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in reports that we file or submit with under the Exchange Act.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Defaults Upon Senior Securities

None.

Submissions of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the nine months ended June 30, 2008.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2008.

AMG OIL LTD.
(Registrant)

Date: August 13, 2008	BY:	/s/Michael Hart
Michael Hart, Principal Executive Officer

Date: August 13, 2008		/s/ Garth Johnson
Garth Johnson, Principal Financial Officer